Form 10-K
period 1999-09-30
DELTA STATES OIL INC
filed 1999-12-21
CIK 27960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                      Commission File No. 8-7539
   September 30, 1999

                              DELTA STATES OIL INC.
             (Exact name of Registrant as specified in its Charter)

                       Delaware                            13-2599131
------------------------------------------------       -----------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer)
                 organization)

                       Alfred D. Morgan, Ph.D., President
                              Delta States Oil Inc.
                     888 Riverbank Road, Stamford, CT 06903
                    Registrant's Telephone No.: 203-322-1003
                    (Address of principal executive offices)

Securities registered pursuant to Section 12G of the Act: None

Indicate by check mark whether Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES |X| NO

The aggregate market value of the voting stock, (common stock, $0.05 par value) held by non-affiliates of the Registrant is not ascertainable as there have been no reported bids or sales of such stock in fiscal year 1999 to the knowledge of the Registrant's management.

The aggregate market number of outstanding shares of common stock, par value $0.05, on September 30, 1999 was 2,364,542 including 780,832 shares held in the Company's Treasury.

                    Documents incorporated by reference: None

DELTA STATES OIL INC. - 10K ANNUAL REPORT, FY ENDED SEP'T 30, 1999

ITEM 1. BUSINESS:

Registrant was previously engaged in operations related to oil and gas exploration and drilling, but has not engaged in any active business since discharge from Chapt XI proceedings on May 4, 1981, Since then management has been engaged in seeking opportunities to commence active business operations. (See Item 7, Management Discussion) EMPLOYEES: Registrant has no regularly salaried employees at this time. Officers and Directors receive no salary, although stock has been issued in various years in lieu of salaries, and space has been donated by various officers for office requirements on an ad hoc basis.

ITEM 2. PROPERTIES: Present operations are conducted on rent-free basis from offices or homes of the President and other officers.

ITEM 3. LEGAL PROCEEDINGS: Registrant has not been a party to any legal proceedings (excepting Chapt XI referred to) that it has been informed of since Oct. 1981.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS:  None this FY

PART II ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER
MATTERS:

There has been no quoted public trading market in the common stock of the Registrant, its only stock issued, during the Registrant's past five years to knowledge of the Management. There are approximately 3,300 common stockholders at this time.

If and when the company can engage in active operations through merger, acquisition or initiation of its own business, if net worth and other requirements can be met, Management intends to seek to have the common shares quoted on the appropriate over-counter market.

                                FY 1999                             FY 1998
                               SEE ITEM 14 AUDITED ANNUAL STATEMENT
REVENUES (INTEREST):
EXPENSES
NET LOSS
LOSS PER SHARE
(Calculated on basis
of common shares
outstanding after deduction
of 780,832 common in
Treasury from total issued)

TOTAL ASSETS:
TOTAL LIABILITIES

SHAREHOLDER EQUITY
(Less than one cent per share)

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Registrant did not conduct any operations during the past fiscal year other than to seek means of reactivation of the Company principally by merger or acquisition. Although financial resources presently are inadequate for a significant acquisition by use of the company's available cash assets, it is thought possible to accomplish either a merger or an acquisition by resort to debt, private stock sale or public financing given an appropriate entity to reactivate the company. Anticipated administrative costs for the coming fiscal year, until such a reactivation takes place, appear to be coverable from anticipated interest on cash assets or resort to principal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Certified Public Accountant Income and Balance sheets Statement of changes in financial condition Stockholder equity changes.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES OR LAWSUITS

Company has not had any disagreement with its Accountant nor is it aware of any law suits at this time.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, OTHER RELEVANT MATERIAL

Certification by Independent Certified Accountant
Financial Statements
Balance sheet
Income statement
Changes in Financial Position
Statement of Stockholder Equity (deficit)

SIGNATURES:

Pursuant to the requirements of Section 16 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto, duly authorized on the 25th day of November, 1999.

DELTA SHARES OIL INC.
BY ALFRED D. MORGAN, PH.D. PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report of Form 10K has been signed below by the following person in behalf of the Registrant and in the capacity and on the date shown:

/s/  ALFRED D. MORGAN                                Dec. 20, 1999
Alfred D. Morgan, Ph.D, President, Chairman, Treasurer,

Milton Reece
Certified Public Accountant
                             448 Clearmeadow Drive - East Meadow, New York 11554
                                             (516) 731-2039





Board of Directors
Delta States Oil, Inc.
Stamford, CT

     I have examined the Balance Sheet of Delta States Oil, Inc. as of September 30, 1999 and the related income statement, Shareholders' Equity and changes in financial position for the years ended September 30, 1999, 1998, and 1997. My examinations were made in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

     In my opinion, the financial statements referred to above present fairly the financial position of Delta States Oil, Inc. as of September 30, 1999 and the results of its operations and changes in its financial position for September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles applied on a consistent basis.



                                                    /s/ Milton Reece
                                                    Milton Reece

East Meadow, New York
November 17, 1999

                             Delta States Oil, Inc.

                  Balance Sheets - September 30, 1999 and 1998

                                     Assets

                                                       1999            1998
                                                       ----            ----

Current Assets
     Cash                                             $9,369        $10,620

     Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable                                      0              0

Shareholders'
     Equity Common stock, $.05 par
     authorized 6,000,000 shares:
     issued 2,170,000 shares                         108,500        108,500
     Capital in excess of par                          7,660          7,660
     Deficit                                         (67,749)       (66,498)
                                                     --------       --------
                                                      48,411         49,662

Less 780,832 shares of Common
Stock held in Treasury, at Cost                       39,042         39,042
                                                      ------         ------

                                                       9,369         10,620
                                                       -----         ------

                                                      $9,369        $10,620
                                                      ------        ------


Note 1 The company's transfer agent has submitted claims of approximately $3,000 for services. Management denies this indebtedness.

                             Delta States Oil, Inc.

                                Income Statement

                   Years Ended September 30, 1999, 1998, 1997



                                         1999                 1998               1997
                                         ----                 ----               ----

Interest Income                        $      445           $      484          $      454

General and Administrative
         Expenses                           1,696                  559               1,437
                                            -----             --------               -----

Net Income or Loss                         (1,251)            (     75)           (    983)

Net Loss per common share                    *                    *                   *

Weighted Average Number of
         common shares outstanding      1,389,168            1,389,168           1,389,168






*   Less than one cent

                             Delta States Oil, Inc.

                       Statements of Shareholders' Equity

                   Years Ended September 30, 1999, 1998, 1997



                                                                   Capital in
                                   Common            Stock         excess of                        Treasury
                                   Shares            Amount        par                  Deficit       Stock
                                   ------            -----         ----------           -------     --------
October, 1996                   2,170,000            $108,500         $ 7,660           $65,440       $39,042

Net Loss                                                                                    983
                                                                                         ------
Balance, Sept. 30, 1997         2,170,000             108,500           7,660            66,423        39,042

Net Loss                                                                                     75
                                                                                         ------
Balance, Sept. 30, 1998         2,170,000             108,500           7,660            66,498        39,042

Net Loss                                                                                  1,251
                                                                                         ------
Balance, Sept. 30, 1999         2,170,000            $108,500           7,660           $67,749       $39,042
                                ---------            --------           -----           -------       -------

                             Delta States Oil, Inc.

                   Statement of Changes in Financial Position

                   Years Ended September 30, 1999, 1998, 1997


                                                        1999                 1998                1997
                                                        ----                 ----                ----
Source and use of funds

         Net gain or loss                             (1,251)          (       75)             (  983)
                                                      ------               ------              ------

         Net source and use of funds                  (1,251)           (      75)             (  983)

Cash balance at beginning of year                     10,620               10,695             (11,678)
                                                      ------               ------             --------

Cash balance at end of year                          $ 9,369             $ 10,620           $ (10,695)
                                                     -------             --------           ----------