Form 10-Q
period 1999-12-31
DELTA STATES OIL INC
filed 2000-02-25
CIK 27960

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                 Quarterly Report Under Section 13 or 15D of the
                       Securities and Exchange Act of 1934

FOR QUARTER ENDED: DEC. 31, 1999

                              DELTA STATES OIL INC.
                      (Exact name as specified in charter)


                            COMMISSION FILE: 10-7539

Delaware                                                             #13-2599131
(State or other jurisdiction                         IRS EMPLOYER IDENTIFICATION
of incorporation or organization)

                    (Address of principal executive offices)
                       Alfred D. Morgan, Ph.D., President
                              Delta States Oil Inc.
                     888 Riverbank Road, Stamford, CT 06903

                    Registrant's Telephone No.: 203 322 1003


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15D of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No _____.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

As of December 31, 1999 there were 2,390,000 of the Company's common shares outstanding of which 780,132 were in the Company Treasury and 1,609,168 common shares par value $0.05 were in stockholder hands.

Documents incorporated by reference: none

PART I. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Registrant did not conduct any operations during this quarter, continuing its inactive status. Management, however, continued to search for means of engaging in active operations by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, liquid assets at hand appear adequate to support anticipated administrative costs for this fiscal year

PART II

1. The Company has not been informed of any legal proceedings against it during this quarter or in the preceding fiscal year. Nor have any legal actions been commenced by the Company in the period herein referred to.

2. No changes in securities issued occurred during this Quarter. However, during fiscal 1994 the Board voted to issue to each Director 20,000 shares of common stock in lieu of a cash stipend for work performed and responsibilities assumed in behalf of the Company, and in view of lack of Directorial insurance or other per quisites.

3. The above-mentioned issuance of 60,000 shares to Directors increased the common outstanding to 2,390,000 shares of which, however, 780,132 shares remain as Treasury shares not in public hands or float. As of Dec. 31, 1999 In addition to President/Chairman, Treasurer Alfred D. Morgan, Ph.D., Board Members were Saul Horing, J.D. Secretary, Robert P. Maerz, J.D., Larry Neuman, M.D.

4. No securities were issued in the Quarter concerned.

5. No matters required to be voted on by stockholders were submitted during this period. When Corporate actions will require vote by stockholders, such Board changes made by vote of the Board will be submitted for vote by proxy to shareholders as may be required by Company by-laws.

6. EXHIBITS THIS REPORT: FINANCIAL STATEMENTS, PART I

Pursuant to the requirements of the Securities Exchange Act of 1934, and as amended, the Registrant has duly caused this Report to be signed by the duly authorized officer shown below.


                                        /s/  Alfred D. Morgan
                                        ---------------------------------------
                                        Alfred D. Morgan, Ph.D.
                                        President, Chairman, Treasurer

Feb. 2, 2000

PART I DELTA STATES OIL INC.                   1OQ QUARTERLY REPORT, Dec. 31, 99

              FINANCIAL STATEMENTS 1ST QUARTER ENDED DEC. 31 1999
                                   UNAUDITED

                            BALANCE SHEET--UNAUDITED
                          (ROUNDED TO NEAREST DOLLAR)


                                                  12/31/99             12/31/98

ASSETS (cash bank accts)                          $   9,417           $  10,638
LIABILITIES (Est. current)                             (350)               (670)

SHAREHOLDER  EQUITY
Authorized  common, 6,000,000
shares; issued and outstanding
2,230,000 including 780,832
Treasury shares not in float                        108,500             108,500

Additional paid-in capital                            7,660               7,660
Accumulated deficit                                  61,258              58,297

Less Cost, Treasury shares                           39,042              39,042

EQUITY                                                9,019               9,968

INCOME STATEMENT--UNAUDITED

INTEREST RECEIVED (bank fund)                           117                 110

EXPENSES (Travel, phone, mail)                        1,000               1,000

NET INCOME (Loss)                                      (883)               (890)

Per Share loss
(nm: not meaningful)                                     nm                  nm

Note: Cash held in corporate bank account at Fleet Bank, Conn.