Form 10-Q
period 2000-03-31
DELTA STATES OIL INC
filed 2000-05-10
CIK 27960

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

FOR QUARTER ENDED: MARCH 31, 2000

                             DELTA STATES OIL INC.
                      (Exact name as specified in charter)

Delaware                                                Commission File: 10-7539
(State or other jurisdiction                       IRS Employer Identification:
of incorporation or organization)                         # 13-2599131

(Address of principal executive offices)
Alfred D. Morgan, Ph.D., Pres.
Delta States Oil Inc.
888 Riverbank Road, Stamford Ct. 06903

Registrant's Telephone No.: 203 322 1003

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest predictable date:

As of March 31, 2000 there were 2,390,000 of the Company's common shares outstanding of which 780,132 were treasury shares.

PART 1 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Registrant did not conduct any operations during this quarter. Management, however, continued to search for means of engaging in active operations by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, liquid assets at hand appear adequate to support anticipated administrative costs for this fiscal year.

PART II

1. The Company has not been informed of any legal proceedings against it during this quarter or in the preceding fiscal year. Nor have any legal actions been commenced by the Company in the period herein referred to.

2. No change in securities issued occurred during this Quarter. However, during fiscal 1997 the Board voted to issue to each Director 20,000 shares of common stock in lieu of cash stipend for work performed and responsibilities assumed in behalf of the Company, and in view of lack of Directorial insurance or other perquisites, During the past fiscal year the Board was reduced to two directors due to the death of Mr. Sheldon Pearlman. During the 1998 Fiscal Year new Directors were appointed subject to shareholder approval, Robert P. Maers, J.D., Dr. Larry Neuman, M.D.

3. The above-mentioned issuance of 60,000 shares to Directors increased the common outstanding to 2,390,000 shares of which, however, 780.132 shares remain as Treasury shares not in public hands or float.

4. No securities were issued in the Quarter concerned.

5. No matters required to be voted on by stockholders were submitted during this period. When Corporate actions will require vote by stockholders, such Board changes made by vote of the Board will be submitted for vote by proxy to shareholders as may be required by Company by-laws.

6. EXHIBITS THIS REPORT: FINANCIAL STATEMENTS, PART I

Pursuant to the requirements of the Securities Exchange Act of 1934, and as amended, the registrant has duly caused this report to be signed by the duly authorized officer shown below:

May 5, 2000                                       /s/ Alfred D. Morgan, Ph.D.
                                                  ------------------------------
                                                  Alfred D. Morgan
                                                  President, Chairman, Treasurer

                PART I DELTA STATES OIL INC 10Q QUARTERLY REPORT

                FINANCIAL STATEMENTS 2ND QUARTER, MARCH 31, 1999
                                    UNAUDITED

BALANCE SHEET - UNAUDITED

                           (ROUNDED TO NEAREST DOLLAR)



                                                        3/31/00         3/31/99


ASSETS (cash bank accts)                                 $9,034          $9,770
LIABILITIES (est. current)                                  600             600

SHAREHOLDER EQUITY
Authorized common, 6,000,000
Shares; issued and outstanding
2,390,000 including 780,832
Treasury shares not in float                            108,500         108,500

Additional paid-in capital                                7,660           7,660
Accumulated deficit                                      59,287          59,287

Less Cost Treasury Shares                                39,042          39,042

EQUITY                                                   15,405          15,405

INCOME STATMENT-UNAUDITED

INCOME RECEIVED (Fleet bank)                                 42              35

EXPENSES (Travel, phone, mail, acctng)                     (350)           (350)

NET INCOME (Loss)                                          (308)           (325)

Per Share Loss                                               nm             nm
(nm: not meaningful)

Note: All funds kept at Fleet Bank, Stamford, Ct.