Form 10-Q
period 2000-06-30
DELTA STATES OIL INC
filed 2000-07-26
CIK 27960

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(D) of the
                      Securities and Exchange Act of 1934

FOR QUARTER ENDED: JUNE 30, 2000

                             DELTA STATES OIL INC.
                      (Exact name as specified in charter)

Delaware                                          Commission File: 10-7539
(State or other jurisdiction
of incorporation or organization)                IRS Employer Identification:
                                                         #13-2599131


(Address of principal executive offices)
Alfred D. Morgan, Ph.D., Pres.
Delta States Oil Inc.
888 Riverbank Road, Stamford, Ct. 06903

Registrant's Telephone No.: 203 322 1003

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(D) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

As of June 30, 2000 there were 2,390,000 shares of the Company's common shares outstanding, of which 780,132 were Treasury shares not in public float.

PART 1 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

Registrant did not conduct any operations during this quarter. Management, however, continued to search for means of engaging in active operations by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, liquid assets at hand appear adequate to support anticipated administrative costs for this fiscal years.

PART II

1. The Company has not been informed of any legal proceedings against it during this quarter or in the preceding fiscal year. Nor have any legal actions been commenced by the company in the period herein referred to.

2. No changes in securities issued occurred during this Quarter. However, during fiscal 1994 the Board voted to issue to each Director 20,000 shares of common stock in lieu of a cash stipend for work performed and responsibilities assumed in behalf of the Company, and in view of lack of Directorial insurance or other per quisites,

3. The above-mentioned issuance of 60,000 shares to Directors increased the common outstanding to 2,390,000 shares of which, however, 780,132 shares remain as Treasury shares not in public hands or float.

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

6. EXHIBITS THIS REPORT: FINANCIAL STATEMENTS, PART I

Pursuant to the requirements of the Securities Exchange act of 1934, and as amended, the Registrant has duly caused this Report to be signed by the duly authorized officer shown below:

                                            /s/    ALFRED D. MORGAN
                                            ------------------------------
                                                Alfred D. Morgan, Ph.D.
                                            President, Chairman, Treasurer

June 30, 2000

PART I DELTA STATES OIL INC.  10Q QUARTERLY REPORT

                FINANCIAL STATEMENTS QUARTER ENDED JUNE 30, 2000
                                   UNAUDITED

BALANCE SHEET--UNAUDITED
                          (ROUNDED TO NEAREST DOLLAR)


                                                       6/30/00          6/30/99
                                                          $                $
ASSETS (cash bank accts)                                 8,722            9,250
LIABILITIES (Est. current)                                 500              500

SHAREHOLDER EQUITY
Authorized common, 6,000,000
Shares; issued and outstanding
2,390,000 including 780,832
Treasury shares not in float                           108,500          108,500

Additional paid-in capital                               7,660            7,660
Accumulated deficit                                     59,997           59,397

Less Cost, Treasury shares                              39,042           39,042

EQUITY                                                  15,405           15,905

INCOME STATEMENT-UNAUDITED:

INTEREST RECEIVED (bank fund)                              126              104
EXPENSES (Transfer agent, phone,                           546              600
10Q Filing, travel, mail)

NET INCOME (Loss)                                         (420)            (496)

Per Share loss                                              nm               nm
(nm: not meaningful)

Note: Assets consist of cash or equivalent in account at Fleet Bank, Stamford, Ct. Expenses consist principally of annual corporate registration fee to State of Delaware, accounting services, transfer agent services, travel and communication expenses in behalf of corporation. The above expenses do not include annual registration fee or accounting expense and in the 6/30/00 quarter herein principally account for a payment to Liberty Transfer for recent stockholder list required for deal negotiations.