Form 10-Q
period 2000-09-30
DELTA STATES OIL INC
filed 2000-11-16
CIK 27960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                       Commission File No. 8-7539
   September 30, 2000


                              DELTA STATES OIL INC.
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                     13-2599131
(State or other jurisdiction of incorporation              (I.R.S. Employer)
             or organization)


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

                                 YES [X] NO [_]

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

DELTA STATES OIL INC. - 10K ANNUAL REPORT, FY ENDED SEP'T 3O, 2000

ITEM 1. BUSINESS:

Registrant was previously engaged in operations related to oil and gas exploration and drilling, but has not engaged in any active business since discharge from Chapt XI proceedings on May 4, 1981, Since then management has been engaged in seeking opportunities to commence active business operations. (See Item 7, Management Discussion)

EMPLOYEES: Registrant has no regularly salaried employees at this time. Officers and Directors receive no sa1ary, although stock has been issued in various years in lieu of salaries, and space has been donated by various officers for office requirements on an ad hoc basis.

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

If and when the company can engage in active operations through merger, acquisition or initiation of its own business, if net worth and other requirements can be met, Management intends to seek to have the commons shares quoted on the appropriate over-counter market.

                                        FY 2000             FY 1999
                                SEE ITEM 14 AUDITED ANNUAL STATEMENT

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES OR LAWSUITS

Company has not had any disagreement with its Accountant nor is aware of any law suits at this time.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, OTHER RELEVANT MATERIAL

Certification by Independent Certified Accountant
Financial Statements
Balance sheet
Income statement
Changes in Financial Position
Statement of Stockholder Equity (deficit)

SIGNATURES:

Pursuant to the requirements of Section 16 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto, duly authorized on the 2nd day of November, 1999.

DELTA SHARES OIL INC.
BY ALFRED D. MORGAN, PH.D. PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report of Form 10K has been signed below by the following person in behalf of the Registrant and in the capacity and on the date shown:

/s/ Alfred D. Morgan, Nov 2, 2000

Alfred D. Morgan, Ph.D., President, Chairman, Treasurer

                        [LETTERHEAD OF MILTON REECE, CPA]




Board of Directors
Delta States Oil, Inc.
Stanford, Ct.

     I have examined the Balance Sheet of Delta States Oil, Inc. as September 30, 2000 and the related income statement, Shareholders' Equity and changes in financial position for the years ended September 30, 2000, 1999 and 1998. My examinations were made in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

     In my opinion the financial statements referred to above present fairly the financial position of Delta States Oil, Inc. as of September 30, 2000 and the results of its operations and changes in its financial position for September 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles applied on a consistent basis.

                                                 /s/ Milton Reece

                                                 Milton Reece

East Meadow, New York
November 2, 2000

                             Delta States Oil, Inc.

                  Balance Sheets - September 30, 2000 and 1999


                                     Assets

                                                           2000           1999
                                                           ----           ----
Current Assets
   Cash                                                $   8,749      $   9,369

                      Liabilities and Shareholders' Equity

Current Liabilities
   Accounts Payable                                            0              0

Shareholders' Equity
   Common stock, $.05 par authorized
   6,000,000 shares:  issued
   2,390,000 shares (2000) 2,170,000
   shares (1999)                                         119,500        108,500
   Capital in excess of par                                7,660          7,660
   Deficit                                               (79,369)       (67,749)
                                                       ---------      ---------
                                                          47,791         48,411

   Less 780,832 shares of Common
   Stock held in Treasury at cost                         39,042         39,042
                                                       ---------      ---------
                                                           8,749          9,369
                                                       ---------      ---------
                                                       $   8,749      $   9,369
                                                       ---------      ---------


Note 1 The company's transfer agent has submitted claims of approximately $3,000 for services. Management denies this indebtedness.

                             Delta States Oil, Inc.

                                Income Statement

                   Years Ended September 30, 2000, 1999, 1998



                                            2000           1999           1998
                                            ----           ----           ----

Interest Income                             $ 497          $ 445          $ 484

General and Administrative
    Expenses                               12,117          1,696            559
                                        ---------      ---------      ---------

Net Income or Loss                        (11,620)        (1,251)           (75)

Net Loss per common share                      *              *              *

Weighted Average Number of
    common shares outstanding           1,499,168      1,389,168      1,389,168


*    Less than one cent

                             Delta States Oil, Inc.

                       Statements of Shareholders' Equity

                   Years Ended September 30, 2000, 1999, 1998


                                                                             Capital in
                                         Common            Stock             excess of                           Treasury
                                         shares            amount            par               Deficit           Stock
                                         ---------         ---------         ---------         ---------         ---------
October 1, 1997                          2,170,000         $ 108,500         $   7,660         $  66,423         $  39,042

Net Loss                                                                                              75
                                                                                               ---------

Balance, Sept. 30, 1998                  2,170,000           108,500             7,660            66,498            39,042

Net Loss                                                                                           1,251
                                                                                               ---------

Balance, Sept. 30, 1999                  2,170,000           108,500             7,660            67,749            39,042


Common stock issued                        220,000            11,000
                                         ---------         ---------

Net loss                                                                                          11,620
                                                                                               ---------

Balance, Sept. 30, 2000                  2,390,000         $ 119,500         $   7,660         $  79,369         $  39,042
                                         ---------         ---------         ---------         ---------         ---------

                             Delta States Oil, Inc.

                   Statement of Changes in Financial Position

                   Years Ended September 30, 2000, 1999, 1998



                                                  2000        1999        1998
                                                  ----        ----        ----

Net Earnings (Loss)                            $(11,620)   $ (1,251)   $    (75)

Adjustment to reconcile net
    Earnings (loss) to net cash
    Provided by (used in) activities:
    Common Stock Issued - 220,000
    Shares                                       11,000
                                               --------    --------    --------

    Net source and use of funds                    (620)     (1,251)        (75)

Cash balance at beginning of year                 9,369      10,620      10,695
                                               --------    --------    --------

Cash balance at end of year                    $  8,749    $  9,369    $ 10,620
                                               --------    --------    --------