Form 10-Q
period 2000-12-31
DELTA STATES OIL INC
filed 2001-02-07
CIK 27960

FORM 10 Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Quarterly Report Under Section 13 or 15D of the
    Securities and Exchange Act of 1934

FOR QUARTER ENDED: DEC.31, 2000

                             DELTA STATES OIL INC.
                      (Exact name as specified in charter)

Delaware                                           COMMISSION FILE: 10-7539
(State or other jurisdiction
of incorporation or organization)
                                                   IRS EMPLOYER IDENTIFICATION
                                                    #13-2599131

(Address of principal executive offices)
Alfred D. Morgan, Ph.D., President
Delta States Oil Inc.
888 Riverbank Road, Stamford, C't 06903

Registrant's Telephone NO.:203 322 1003


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15D of the Securities and Exchange Act of 1934 during the preceding twelve months (or for suchshorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

As of December 31, 2000 there werer 2,390,000 of the Company's common shares outstanding of which 780,132 were in the Company Treasury and 1,609,168 common shares par value $0.05 were in stockholder hands.

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

PART II

1.The Company has not been informed of any legal proceedings against it during this quarter or in the preceding fiscal year. Nor have any legal actions been commenced by the Company in the period herein referred to.

2.No changes in securities issued occurred during this Quarter. However, during fiscal 1994 the Board voted to issue to each Director 20,000 shares of common stock in lieu of a cash stipend for work performed and responsibilities assumed in behalf of the Company, and in view of lack of Directorial insurance or other perquisites,

3.The above-mentioned issuance of 60,000 shares to Directors increased the common outstanding to 2,390,000 shares of which, however, 780.132 shares remain as Treasury shares not in public hands or float. As of Dec. 31, 2000 in addition to President/Chairman, Treasurer Alfred D. Morgan, Ph.D., Board Members were Saul Horing, J.D. Secretary, Robert P. Maerz, J.D., Larry Neuman, M.D.,

4.No securities were issued in the Quarter concerned.

5.No matters required to be voted on by stockholders were submitted during this period. When Corporate actions will require vote by stockholders, such Board changes made by vote of the Board will be submitted for vote by proxy to shareholders as may be required by Company by-laws.

6. EXHIBITS THIS RPORT: FINANCIAL STATEMENTS, PART I

Pursuant to the requirements of the Securities Exchange Act of 1934, and as amended, the Registrant has duly caused this Report to be signed by the duly authorized officer shown below:

                                                     /s/ Alfred D. Morgan, Ph.D.
                                                         Alfred D. Morgan, Ph.D.
                                                  President, Chairman, Treasurer

Jan 29, 2001

PART I DELTA STATES OIL INC             10Q QUARTERLY REPORT, Dec. 31, 2000

                 FINANCIAL STATEMENTS 1ST QUARTER ENDED DEC. 31
                                   UNAUDITED

BALANCE SHEET--UNAUDITED
                          (ROUNDED TO NEAREST DOLLAR)

                                             12/31/00       12/31/99
                                                $              $

ASSETS                                         8,433         9,417
LIABILITIES                                   (1,400)         (350)

SHAREHOLDER EQUITY
Authorized common, 6,000,000
shares; issued and outstanding
2,230,000 (including 780,832)
Treasury shares not in float)                108,500       108,500

Additional paid-in capital                     7,660         7,660
Accumulated deficit                                         61,258

Less Cost, Treasury shares                    39,042        39,042

EQUITY


INCOME STATEMENT-UNAUDITED

INTERSTED RECEIVED (bank fund)                   128           110

EXPENSE (Travel, phone, mail)                    800         1,000

NET INCOME(Loss)                                (772)         (990)

Per Share loss                                    nm            nm
(nm: not meaningful)

Note: Cash held in corporate bank account