Form 10-Q
period 2001-03-31
DELTA STATES OIL INC
filed 2001-05-30
CIK 27960

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington ,D.C. 20549

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Year Ended March 31, 2001

                              DELTA STATES OIL INC.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                       13-2599131
(State or other jurisdiction of              (I.R.S. Employer Identification)
 Incorporation or organization)

                           Commission File No. 10-7539

                       Alfred D. Morgan, Ph.D., President
                             Delta States Oil Inc.
                     888 Riverbank Road, Stamford, Ct 06903
                    (Address of principal executive offices)

                    Registrant's Telephone No.: 203 322 1003

Securities registered pursuant to Section 12 G of the Act: None

Indicate by check mark whether Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days, YES [x] NO [_]

The aggregate market value of the voting stock (common stock $0.01 par value) held by non-affiliates of the Registrant is not ascertainable as there have been no reported bids or sales of such stock in F.Y.2001 to the knowledge of the Registrant's management.

The aggregate market number of outstanding shares of common stock par value $0.01 on March 31, 2001, was 2,390,000 including 789,832 shares held in the Company Treasury.

Documents incorporated by reference: None

DELTA STATES OIL INC. 10Q, 2ND QUARTER, MARCH 31, FISCAL YEAR 2001

PART I. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PRESENT RESULTS OF OPERATIONS:

Registrant did not conduct any operations during this Quarter. Management, however, continued to search for means of engaging in active operations by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, liquid assets at hand appear adequate to support anticipated administrative costs for this fiscal year.

PART II.

1. Management has not been notified of any legal proceedings against it to this fiscal year date or in the preceding fiscal year, nor have any legal proceedings been commenced by the Company in the period herein referred to.4

2. No changes in securities issued occurred during this Quarter .However during fiscal year 1997 the Board voted to issue to each Director 20,000 shares of common stock in lieu of a cash stipend for work performed and associated responsibilities assumed in behalf of the Company, and in view of lack of Director insurance or other usual perquisites received by public company Boards. During the 1998 Fiscal Year new Directors were appointed in accord with Company By Laws bringing the Board to four members including Alfred D. Morgan, Ph.D., President/Chairman, Treasurer; Saul Horing, J.D., Secretary; Robert Maerz, J.D., Director; Dr. Larry Neuman,M.D. Director.

3. The above-mentioned issuance of 60,000 shares to certain Directors only, increased the common outstanding to 2,390,000 shares of which, however, 789,132 common shares remain as Treasury shares not in public "float" or shareholder hands.

4. No securities were issued in this Quarter concerned.

5. No matters requiring to be voted on by Stockholders were submitted during this Quarter. When Corporate actions will require a vote by Stockholders, such actions voted by the Board and requiring Stockholder vote will be submitted for vote by proxy to shareholders in such manner as required by Company By Laws.

6. EXHIBITS IN THIS REPORT: FINANCIAL STATEMENTS, PART I

Pursuant to requirements of the Securities Exchange Act of 1934, and as amended, the Registrant has duly caused this Report to be signed by the duly authorized Officer shown below:

/s/ Alfred D. Morgan, Ph.D.

Alfred D. Morgan, Ph.D.
President, Chairman ,Treasurer

PART 1 DELTA STATES OIL INC. 10Q QUARTERLY REPORT

FINANCIAL STATEMENTS 2ND QUARTER, MARCH 31, 2001
UNAUDITED
BALANCE SHEET--UNAUDITED
(rounded to nearest dollar)

                                                              3/31/01           3/31/00
ASSETS (bank accts)                                           7,185             9,034


LIABILITIES (Est. current)                                    600               600

SHAREHOLDER EQUITY
Authorized common,6,000,000
shares issued and outstanding
2,390,000 (including 780,832
Treasury shares not in float)                                 108,500           108,500
Additional paid-in capital                                    7,660             7,660
Accumulated deficit                                           80,660            79,369
Less cost, Treasury Shares                                    39,042            39,042
EQUITY                                                        7,458             8,749

INCOME STATEMENT-UNAUDITED
INTEREST RECEIVED (bank fund)                                 101               42
EXPENSES (travel, admin. service, acctng, Registration)*      (1,392)           (350)
NET INCOME (LOSS)                                             (1,291)           (308)
PER SHARE LOSS                                                nm                nm
(nm=not meaningful)

*Includes $930 Delaware State Registration payment