Form 10-Q
period 2001-06-30
DELTA STATES OIL INC
filed 2001-08-14
CIK 27960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10Q

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Year Ended                            Commission File No. 8-7539
-------------------------
     JUNE 30, 2001

                             DELTA STATES OIL INC.
             (Exact name of Registrant as specified in its Charter)

Delaware                                                      13-2599131
(State or other jurisdiction of                            (I.R.S. Employer)
Incorporation or organization)

(Address of principal executive offices)
Alfred D. Morgan, PhD, President
Delta States Oil Inc.
888 Riverbank Road, Stanford, CT 06903
Registrant telephone No: 203-322-1003

Securities registered pursuant to Section 12G of the Act: None

Indicate by check mark whether Registrant has (1) filed all reports requried to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports and, (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The aggregate market value of the voting stock (common stock $0.01 par value) held by non-affiliates of the Registrant is not ascertainable as there have been no reported bids or sales of such stock in F.Y. 2001 to the knowledge of the Registrant's management.

The aggregate market number of outstanding shares of common stock par value $0.01 on JUNE 30, 2001, was 2,364,542 including 789,832 shares held in the Company Treasury.

Documents incorporated by reference.    None

DELTA STATES OIL INC. 10Q, 3RD QUARTER, JUNE 30, FISCAL YEAR 2001


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


PART II.


1. Management has not been notified of any legal proceedings against it to this fiscal year date or in the preceding fiscal year, nor have any legal proceedings been commenced by the Company in the period herein referred to.

2. No changes in securities issued occurred during this Quarter. However during fiscal year 1997 the Board voted to issue to each Director 20,000 shares of common stock in lieu of a cash stipend for work performed and associated responsibilities assumed in behalf of the Company, and in view of lack of Director insurance or other usual perquisites received by public company Boards.

During the 1998 fiscal year new Directors were appointed in accord with Company By Laws bringing the Board to four members including Alfred Morgan, Ph.D., President/Chairman, Treasurer; Saul Horing, J.D., Secretary; Robert Maertz, J.D. Director; Dr. Larry Neuman, M. D., Director.

3. The above-mentioned issuance of 60,000 shares to certain Directors only, increased the common outstanding to 2,390,000 shares of which, however, 780,132 common shares remain as Treasury shares not in public "float" or shareholder hand.

4. No securities were issued in this Quarter concerned.

5. No Matters requiring to be voted on by Stockholders were submitted during this Quarter. When Corporate actions will require a vote by Stockholders, such actions voted by the Board and requiring Stockholder vote will be submitted for vote by proxy to shareholders insuch manner as required by Company By Laws.

6. EXHIBITS IN THIS REPORT: FINANCIAL STATEMENTS, PART I Pursuant to requirements of the Securities Exchange Act of 1934, and as amended, the Registrant has duly caused this Report to be signed by the duly authorized Officer shown below:

August 13, 2001                              /s/ Alfred D. Morgan
                                             -----------------------------------
                                             Alfred D. Morgan, Ph.D.
                                             President, Chairman, Treasurer

               PART I DELTA STATES OIL INC. 10Q QUARTERLY REPORT

          FINANCIAL STATEMENTS 3RD QUARTER, JUNE 30, FISCAL YEAR 2001
                                   UNAUDITED

BALANCE SHEET -- UNAUDITED

                          (ROUNDED TO NEAREST DOLLAR)

                                              6/30/01         6/30/00

ASSETS (cash bank accts)                     $   7,211       $   8,722
LIABILITIES (Est. current)                         600             500

SHAREHOLDER EQUITY
Authorized common, 6,000,000
Shares; issued and outstanding
2,390,000 including 780,832
Treasury shares not in float                   108,500         108,500

Additional paid-in capital                       7,660           7,660
Accumulated deficit                             60,107          59,997

Less Cost, Treasury shares                      39,042          39,042

EQUITY                                          15,295          15,405

INCOME STATEMENT -- UNAUDITED

INTEREST RECEIVED (Fleet bank)                      74             126

EXPENSES (Travel, phone, mail, acctng)            (184)           (546)

NET INCOME (Loss)                                 (110)           (420)

Per Share Loss                                      nm              nm
(nm: not meaningful)

Note: All funds kept at Fleet Bank, Stamford, Ct.