Form 10-K
period 2001-09-30
DELTA STATES OIL INC
filed 2001-11-27
CIK 27960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                       Commission File No. 8-7539
   September 30, 2001


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

                                 YES [X] NO [_]

The aggregate market value of the voting stock (common stock, $0.01 par value) held by non-affiliates of the Registrant is not ascertainable as there have been no reported bids or sales of such stock in fiscal year 2001 to the knowledge of the Registrant's management.

The aggregate market number of outstanding shares of common stock, par value $0.01, on September 30, 2001 was 2,364,542 including 780,832 shares held in the Company's Treasury.

                    Documents incorporated by reference: None

DELTA STATES OIL INC. - 10K ANNUAL REPORT, FY ENDED SEPT. 30, 2001

ITEM 1. BUSINESS:

Registrant was previously engaged in operations related to oil and gas exploration and drilling, but has not engaged in any active business since discharge from Chapt XI proceedings on May 4, 1981. Since then management has been engaged in seeking opportunities to commence active business operations. (See Item 7, Management Discussion)

EMPLOYEES: Registrant has no regularly salaried employees at this time. Officers and Directors receive no sa1ary, although stock has been issued in various years in lieu of salaries, and space has been donated by various officers for office requirements on an ad hoc basis.

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

                                        FY 2001             FY 2000
                                SEE ITEM 14 AUDITED ANNUAL STATEMENT

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

SIGNATURES:

Pursuant to the requirements of Section 16 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto, duly authorized on the 7th day of November, 2001.

DELTA SHARES OIL INC.
BY ALFRED D. MORGAN, PH.D. PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report of Form 10K has been signed below by the following person in behalf of the Registrant and in the capacity and on the date shown:

/s/ Alfred D. Morgan, November 7, 2001

Alfred D. Morgan, Ph.D., President, Chairman, Treasurer

                        [LETTERHEAD OF MILTON REECE, CPA]




Board of Directors
Delta States Oil, Inc.
Stanford, Ct.

     I have examined the Balance Sheet of Delta States Oil, Inc. as of September 30, 2001 and the related income statement, Shareholders' Equity and changes in financial position for the years ended September 30, 2001, 2000 and 1999. My examinations were made in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as I considered necessary in the circumstances.

     In my opinion the financial statements referred to above present fairly the financial position of Delta States Oil, Inc. as of September 30, 2001 and the results of its operations and changes in its financial position for September 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles applied on a consistent basis.

                                                 /s/ Milton Reece

                                                 Milton Reece

November 7, 2001

                             Delta States Oil, Inc.

                  Balance Sheets - September 30, 2001 and 2000


                                     Assets

                                                           2001           2000
                                                           ----           ----
Current Assets
   Cash                                                $   7,192      $   8,749

                      Liabilities and Shareholders' Equity

Current Liabilities
   Accounts Payable                                          100              0

Shareholders' Equity
   Common stock, $.01 (2001)
   $.05 (2000) par authorized
   6,000,000 shares:  issued
   2,390,000 shares                                      119,500        119,500
   Capital in excess of par                                7,660          7,660
   Deficit                                               (81,026)       (79,369)
                                                       ---------      ---------
                                                          46,134         47,791

   Less 780,832 shares of Common
   Stock held in Treasury at cost                         39,042         39,042
                                                       ---------      ---------
                                                           7,092          8,749
                                                       ---------      ---------
                                                       $   7,092      $   8,749
                                                       ---------      ---------

                             Delta States Oil, Inc.

                                Income Statement

                   Years Ended September 30, 2001, 2000, 1999



                                            2001           2000           1999
                                            ----           ----           ----

Interest Income                             $ 359          $ 497          $ 445

General and Administrative
    Expenses                                2,016         12,117          1,696
                                        ---------      ---------      ---------

Net Loss                                   (1,657)       (11,620)        (1,251)

Net Loss per common share                      *              *              *

Weighted Average Number of
    common shares outstanding           1,609,168      1,499,168      1,389,168


*    Less than one cent

                             Delta States Oil, Inc.

                       Statements of Shareholders' Equity

                   Years Ended September 30, 2001, 2000, 1999


                                                                             Capital in
                                         Common            Stock             excess of                           Treasury
                                         shares            amount            par               Deficit           Stock
                                         ---------         ---------         ---------         ---------         ---------
October 1, 1998                          2,170,000         $ 108,500         $   7,660         $  66,498         $  39,042

Net Loss                                                                                           1,251
                                                                                               ---------

Balance, Sept. 30, 1999                  2,170,000           108,500             7,660            67,749            39,042

Common stock issued                        220,000            11,000
                                         ---------         ---------

Net Loss                                                                                          11,620
                                                                                               ---------

Balance, Sept. 30, 2000                  2,390,000           119,500             7,660            79,369            39,042

Net Loss                                                                                           1,657
                                                                                               ---------

Balance, Sept. 30, 2001                  2,390,000         $ 119,500         $   7,660         $  81,026         $  39,042
                                         ---------         ---------         ---------         ---------         ---------