Form 10KSB40
period 2001-12-31
WINDSORTECH INC
filed 2002-04-01
CIK 27960

As filed with the Securities and Exchange Commission on April 1, 2002
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
           (Mark One)

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended _______

               [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from October 1, 2001 through December 31, 2001

                           Commission File No.: 8-7539

                                WINDSORTECH, INC.
                   (Formerly known as Delta States Oil, Inc.)
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                      13-2599131
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                       70 Lake Drive, Hightstown, NJ 08520
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (609) 426-4666

       Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Issuer's revenues for its most recent fiscal year:  None

         The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant is not ascertainable as there have been no reported sales or bids of such common, to the knowledge of the Registrant or its management.

         The number of shares outstanding of each class of our common equity as of March 28, 2002 is as follows:

Class of Common Equity                             Number of Shares
----------------------                             ----------------
Common Stock, par value $.01                          11,999,168

         Documents incorporated by reference:  None

                                TABLE OF CONTENTS

  ITEM                           DESCRIPTION                               PAGE


                                     PART I

   1.      Business                                                            3
   2.      Properties                                                         15
   3.      Directors, Executive Officers and Significant Employees            15
   4.      Remuneration of Directors and Officers                             15
   5.      Security Ownership of Management and Certain Shareholders          17
   6.      Interest of Management and Others in Certain Transactions          18


                                     PART II

   1.      Market Price of and Dividends on the Registrant's Common
                Equity and Other Shareholder Matters                          18
   2.      Legal Proceedings                                                  18
   3.      Changes in and Disagreements with Accountants                      18
   4.      Submissions of Matters to a Vote of Security Holders               19
   5.      Compliance with Section 16(a) of the Exchange Act                  19
   6.      Reports on Form 8-K                                                19


                                    PART F/S

           Financial Statements

                                    PART III

   1.      Index to Exhibits

           Signatures
           Exhibits

         On February 4, 2002, the Registrant's Board of Directors elected to change the Registrant's fiscal year from September 30 to December 31. Accordingly, the Registrant is filing this Transition Report on Form 10-KSB covering the transition period as of and for the three months ended December 31, 2001.

                                     PART I

ITEM 1. BUSINESS

Recent Developments - Change of Control of  Registrant;  Merger of  Windsortech,
     Inc. with and into Delta States Oil, Inc.


         On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among Windsortech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, PhD., Windsortech, Inc. ("WTI" or "Predecessor") was merged with and into Delta States Oil, Inc. ("Delta") in a tax-free merger ("Merger"), and Delta was renamed Windsortech, Inc. (the "Company" or the "Registrant"). Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75%, of which are owned in equal amounts by Marc Sherman, Edward L. Cummings, Carl Saracino, Michael P. Sheerr and David A. Loppert.

         Delta States Oil, Inc., a publicly owned company with approximately 3,300 shareholders, was previously engaged in operations related to oil and gas exploration and drilling but had not engaged in any active business since May 4, 1981. As a result of this merger, the Company is now actively engaged in (a) technology asset management services for leasing companies, finance companies and corporate America to assist those companies in maximizing the value of computer equipment coming to the end of its life, and (b) the business of purchasing and selling large volumes of off-lease/off finance, excess, used, refurbished and as-is computer equipment and related products. The business of the acquired company, WTI, is discussed below - see "Item 1.Business - What We Do".

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman who had served as officers and directors of the Company prior to the merger have resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

               Name                      Age                        Position
------------------------------------ ------------ -------------------------------------------------------
Marc Sherman                             38       President and Chief Executive Officer
Edward L. Cummings..............         52       Vice President, Chief Financial Officer and Treasurer
Michael P. Sheerr...............         45       Vice President, Sales and Procurement
Carl Saracino                            32       Vice President, Operations
David A. Loppert................         47       Vice President, Business Development, Secretary

------------------------------------

         Marc Sherman served as a director and President and Chief Executive Officer of Intellesale, Inc. (and its predecessor Universal Commodities Corp.), a company that engaged in remarketing used computer equipment, from December 1994 to July 2001. Prior to 1994, he served in key positions in various family businesses. He has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr and Ms. Weaver.


         Edward L. Cummings served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.

         Michael Sheerr served as Vice President of Cybertech, Inc., a company engaged in remarketing computer memory, from January 2001 to September 2001. From September 1997 to January 2001 he was Vice President of Garden State Metals, a metal trading company. From October 1992 to September 1997 he owned Consolidated Metal Trading, a metal trading company. From 1984 to October 1992 he was Vice President and owner of Pennmetal, Inc., a metal trading company. Mr. Sheerr is the brother-in-law of Mr. Sherman.


         Carl Saracino served as Vice President, Operations of Intellesale from July 1999 to June 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as operations manager. Prior to that he served as assistant to Mr. Sherman in several of Mr. Sherman's businesses.


         David A. Loppert served as Chief Executive Officer of SysComm International Corporation, a systems and network integrations company, from December 2000 to July 2001. From February 1997 to November 2000, he was Vice President, Chief Financial Officer and Assistant Secretary of Applied Digital Solutions, Inc., a diversified technology holding company. From 1996 to 1997, he was Chief Financial Officer of Bingo Brain, Inc., a manufacturer of a hand-held bingo computer, and from 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C., both involved in the importation and distribution of footwear. Mr. Loppert started his financial career with Price Waterhouse, an international accounting firm, in 1978, in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg and was designated a Chartered Accountant (South Africa) in 1980.


         Set forth below are the names and the present principal occupations or employment of our outside directors:


         Andrew Paciocco, age 42, serves as Managing Executive of the Palm Beach office of the Northern Trust Bank of Florida. Mr. Paciocco joined Northern Trust Bank in February of 1999 as a Private Banking Relationship Manager. Subsequently, he assumed the responsibilities of Trust New Business Officer before being appointed to his present position as Managing Executive. Prior to joining Northern Trust Bank, he was Executive Vice President and Senior Retail Executive of Barnett Bank of Palm Beach County. Following the January 1998 acquisition of Barnett Bank by NationsBank (now Bank of America) Mr. Paciocco served as Senior Vice President and Retail Market Manager for North Palm Beach and Martin Counties. He began his banking career in 1987 with Barnett Bank and held various positions including Senior Vice President and Market Executive in Retail Banking and Vice President and Office Manager of the Tequesta and Jupiter branches. He received his B.S. in Finance from Villanova University in Pennsylvania in 1981. Mr. Paciocco serves on both the audit and compensation committees of the board of directors.


         Constance K. Weaver, age 49, has served as Vice President, Investor Relations and Financial Communications for AT&T Corporation since 1996. From 1995 through 1996 she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995 she was Vice President, Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc. She earned a Bachelor of Science degree from the University of Maryland in 1975. Ms. Weaver serves on both the audit and compensation committees of the board of directors. Ms. Weaver is the sister-in-law of Mr. Sherman.

         These  following   discussion  describes  the  business  operations  of
Windsortech, Inc. (Predecessor) - see "Item 1.Business - Recent Developments - Merger of Windsortech, Inc. and Delta States Oil, Inc.")

WHAT WE DO

         We provide backend asset management services to leasing and finance companies that need to dispose of computer equipment that is coming off lease or off finance agreements, and to large and small corporations removing older technology from service.


         We purchase off-lease and excess, used, refurbished and as-is computer equipment and related products from a variety of sources including leasing and finance companies and Fortune 1000 companies. We remarket these products to brokers, exporters, wholesalers, retailers, value-added resellers, individuals and corporate end users. We also provide parts-on-demand services and brokerage of recyclable materials both nationally and internationally.


         We sell a wide range of used, refurbished and as-is products, including laptop and desktop computers, monitors, processors, disk drives, CD Roms and DVD's, modems, printers, scanners, and memory. The majority of the products we offer are brand name Intel Pentium(R) class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard and other major manufacturers.


         We are in the process of creating an Asset Management Group to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the asset. One of the many benefits from providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or otherwise have the right of first refusal on our client's computer asset base.

OUR BUSINESS MODEL

         Demand for refurbished, used or as-is brand name computer equipment is growing as consumers realize they can purchase refurbished products that can serve their needs at substantial discounts from the price of new merchandise. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.


         In order to be able to offer attractive prices to customers yet maintain our margins, we must be able to source a sufficient amount of product at favorable prices. In order to continue and expand our procurement capability, we strive to maintain and enhance existing relationships with leasing companies, manufacturers and other sources of equipment and to pursue new relationships.


         Growth in our industry has been fueled by several factors, including:

               o a large and growing number of installed personal computers in the home and workplace;

               o multiple computers in the home and workplace fueled by increased use and acceptance of the Internet among consumer and business users; and

               o increased need for large leasing companies and corporations to manage their computer assets cost effectively.

According to International Data Corporation (IDC), a market research firm, and a unit of International Data Group, worldwide new PC sales for 2002 are forecasted at 125.5 million units, a 3% increase over 2001. IDC forecasts that the greatest growth in 2002 will be in the US Market, estimated at 9.3%. Moreover, IDC forecasts the number of Internet users worldwide will increase from approximately 142 million in 1998 to 502 million in 2003. IDC's Life Cycle Value model organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. IDC estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership ("TCO"), nearly one-third as much as the original procurement. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

               o    Widely distributed equipment locations.

               o Changes in original configurations, upgrades and peripheral, additions not recorded.

               o    Inoperative units.

               o    Varying cosmetic conditions.

               o Inability to dispose of large volumes in the secondary market.

               o Deployment of expensive technical staff against low value residuals; and

               o    Original packaging destroyed making shipping more difficult.

         Substantial TCO savings are possible based on the timing of the purchase within the product life cycle, the technology refresh rate within the enterprise and end-of-life management practices. Assuming that an item is purchased soon after its introduction, the following table shows the estimated residual value related to the product cycle:

                 Months              Event                  Value % of Purchase
                    6       First round of discounting              70%
                   12       End-of-life discounting                 45%
                   15       Product discontinued                    30%
                   36       Salvage price                           10%

         In recent years, the number of companies leasing rather than purchasing computer equipment has increased significantly, primarily due to shorter product life cycles. Corporate leases generally have a three-year term after which the equipment is replaced and a new lease cycle begins. Off-lease equipment is generally from brand-name manufacturers and still has a relatively high resale value when refurbished. The refurbished computer market also includes computer equipment that has been reconditioned by the manufacturer after being returned by customers. Refurbished computer equipment typically requires a nominal amount of service, such as minor repairs, cleaning and repackaging.


         In addition to refurbished computer equipment, large quantities of excess inventory computer products become available on a regular basis as a result of the frequent introductions of new models with incremental increases in features or capacity. This is an inherent characteristic of the personal computer industry. These excess inventory products are only marginally different from the newest models and will serve the needs of most users.

         The disposal of refurbished and excess inventory computer equipment represents a substantial burden on many vendors. Such computers and accessories are currently sold through many different outlets, including wholesale distributors, catalogs, company stores or outlets, resellers and specialized retailers, as well as mass merchants that are not committed to the resale of these goods and generally sell them as a supplementary product line. Because of the highly fragmented and relatively undeveloped nature of the market for this product, prices received by leasing companies and vendors tend to be highly variable and subject to negotiation based on quantity, age and condition of the merchandise. Our experience has indicated that leasing companies and vendors look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels.


         A proactive, well-defined end of life management policy provides a constant stream of product for our organization while reducing our client's total cost of equipment ownership. Our clients are able to deploy their information technology specialists much more productively, without having to worry about end of life equipment disposal.


         A  well-designed  asset  management  system  can  significantly  reduce
product  lifecycle  costs.   Product   lifecycles  vary  but  can  generally  be
categorized as follows:

          o Power Users - state of the art equipment is purchased and refreshed every 12- 24 months.

          o For less demanding users - generally, organizations that tend to refresh their technology platforms every 30 - 36 months tend to experience the lowest lifecycle costs. This practice reduces the need to perform costly upgrades on older systems, maintains an "in-warranty" inventory, and reduces IT training load incurred when new systems are installed frequently.


         Used technology presents a unique set of operational challenges that our asset management system will address:

          o Used system configurations are inconsistent - many have had upgrades and peripheral parts added or removed;

          o    Many used systems are not in good working condition;

          o Many used systems have cosmetic damage that may affect value and suitability for some uses such as redeployment;

          o Used systems contain proprietary data and software licenses which must be erased before reuse; and

          o The relatively low value of used systems prohibits costly manual processing methods.

         The asset management system we intend to implement is being designed to process an unsorted stream of technology according to a service profile we will develop for each client. Using client-server technology, used equipment will be registered, evaluated and then routed to a series of services designed to maximize value for the owner of the equipment. The process will be fully documented for each system in our database. Comprehensive reporting provides a tool for managing the asset base.

          o Service delivery should be consistent because our system server will instruct the technicians step-by-step according to the customer's unique profile.

          o Data reliability should be high because manual entry of data will be reduced through the use of automated client/server technology.

          o Service performance should be 100% audited. No equipment will be permitted to exit the process until all specified services, e.g., hard drive erasure or sanitation, have been performed.

          o Costs should be minimized through the application of value-appropriate services and production line efficiency, eliminating the need to sort and pre-inventory the product and the client's internal costs are also reduced.

          o Complete accountability should be assured by maintaining serial number detail for all services performed.

         End-of-life disposition costs for older technology often exceed the market value of such asset, resulting in negative residuals. One of our objectives is to prevent clients from incurring the expense of negative residuals simply because they lack an effective end-of-life management program. The key to avoiding negative residuals is to retire an asset while its market value is still sufficient to outweigh the disposition costs.


         We will perform services for each client designed to minimize cost or maximize return, according to our client's particular requirements and the residual value of the equipment received.

HOW WE ACQUIRE PRODUCTS

         We believe our ability to acquire computer equipment in large quantities and at favorable prices is a key competitive advantage. We purchase from finance and leasing companies, computer manufacturers, corporate information technology departments and others who look to us to be a reliable channel for disposition of products. Other sources of our products include independent brokers, federal, state and local governments, liquidators and educational institutions. We receive information about new sources of products from prior contacts, online resources to which we subscribe, advertising, industry publications, trade associations and email and fax bid requests received.


         We often enter into formal agreements for the purchase of equipment. Our access to sources of equipment is based primarily on relationships that our management team has established over approximately the last eight years. Since product availability is unpredictable, a strong base of vendor relationships is important to our success. We maintain ongoing contact through e-mail and telephone calls with our vendors to learn when products will become available.


         The average age of the products  that we purchase is  approximately  30 months, and the average age of our manufacturer-refurbished products is approximately 12 months. The average time between our purchase of an item and sale of that item is approximately 30 days. Although we assume inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels justifies the risk. We typically purchase products in large quantities, and frequently make bulk purchases on an "as-is" basis, which can result in significantly lower acquisition cost, although these purchases are without warranties except as to title and quantity of equipment. A small part of a particular shipment may not meet our strict quality standards for products we offer. In those cases, we use the products as parts or we seek to immediately sell these products in bulk through brokers, who in most cases sell the products internationally.

         There are no set formulas for determining the purchase prices we pay to our suppliers. The pricing is usually negotiated for each transaction based on the current market prices for similar equipment, the condition and location of the equipment and the cost and effort anticipated in packing and shipping the equipment.

HOW WE HANDLE AND PROCESS PRODUCTS

         After we receive the equipment that we have purchased at our warehouse, we follow standard procedures to audit each shipment, including a physical count, inspection for physical damage and testing of equipment, as appropriate. We then submit any appropriate freight claims or claims against the vendor for shortages or defects that may be covered by warranties, if any.


         We have a standard process for refurbishing equipment be refurbished, that depends on the type of product. For each standard product type, we have detailed procedures under which we identify any aspects or components of the product that do not meet our requirements. If the defect cannot readily be remedied or if the component cannot be replaced on a cost-effective basis, we use the component for parts or otherwise dispose of the defective item.


         For example, the procedure we follow in refurbishing a desktop PC is:

          o    Inspection and testing

               -    Physical inspection of the exterior and appearance.

               -    Interior cleaning.

               -    Complete erasing of all existing data and software.

               -    Complete hardware diagnostics.

          o    Repair or set aside

               -    Replacement of defective components, if any.

               - Set aside computers not suitable for repair, to be used for parts.

          o    Upgrade and testing

               - Upgrade the computer according to the specifications of the customer work order.

               -    Test the upgraded hardware.

               -    Clean the exterior of the computer.

               -    Label and package the computer.

         The time required for the refurbishment process depends on the condition of the equipment.

HOW WE DETERMINE SELLING PRICES

         We determine our selling prices on the basis of current market conditions and the number of items we have on hand, as well as our target profit margins for various types of products. In setting the prices, we compare prices of similar new equipment, if any, as well as prices offered by our competitors for similar products over the Internet using such sources as on-line auction houses and sophisticated search tools, in trade publications and in other published advertisements. Given the nature of our products and the rapid technological changes in the industry, we may have to reduce prices over time, and a portion of our inventory may have to be recycled or sold as scrap. However, we take these factors into account when we purchase equipment.

         Customers place orders by telephone, fax or via e-mail. On accepted orders, a sales order is generated and is printed and delivered to the appropriate processing department. The product is then picked and taken from the warehouse and appropriately packed with foam packing, bubble wrap or other packaging material, and the order is shipped by United Parcel Services, Federal Express or by common carrier. On average, we currently ship products 24 to 48 hours following receipt of the order.


                                  RISK FACTORS

         These Risk Factors apply to Windsortech, Inc. (Predecessor) - see "Item 1.Business - Recent Developments - Merger of Windsortech, Inc. and Delta States Oil, Inc."

Forward-Looking Statements and Associated Risk

         This Transition Report on Form 10-KSB contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

          o    our growth strategies,

          o    anticipated trends in our business and demographics,

          o our ability to successfully integrate the business operations of recently acquired companies, and

          o    regulatory, competitive or other economic influences.

Uncertainty Of Future Financial Results

         We are a newly formed business, having commenced operations in October 2001. While we incurred a small loss in fiscal 2001, our future financial results are uncertain. There can be no assurance that we will achieve profitability, and we may operate at a loss in the foreseeable future. Profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different divisions of our business.

Possible Fluctuations In Future Quarterly Results

         We do not have a trend of historic quarterly operating results. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by IBM and other manufacturers relating to the remarketing of new and used products; the hiring and training of additional personnel; as well as general business conditions.

         We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. The fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic unavailability of product, which may result in the delay of payment from certain customers until their entire orders are shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below the expectations of public market analysts and investors, and as a result, any future public offering of shares of our Common Stock could be materially adversely affected.

Principal Markets And Customers; Dependence On Major Customers; Risk Of Industry
     Concentration

         We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues.

         We do not have any exclusive long-term arrangements with our customers for the continued sales of computer systems. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our operations.

         In fiscal 2001, primarily all of our sales of computer systems, peripherals and parts were to brokers or remarketers based in the United States. Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

We Rely On Merchandise Vendors As Sources For Our Products

         The availability of off-lease and excess inventory computer equipment is unpredictable. We have no long-term arrangements with our vendors that assure the availability of merchandise. We purchase products from more than 25 different vendors, although we have no formal commitments with any of them. We cannot assure you that our current vendors will continue to sell merchandise to us as they have in the past, or that we will be able to establish new vendor relationships that ensure merchandise will be available to us in sufficient quantities and at favorable prices. If we are unable to obtain sufficient quantities of products at favorable prices, our business will be adversely affected. In addition, we may become obligated to deliver specified types of computer equipment in a short time period and, in some cases, at specified prices. Because we have no formal relationships with vendors, we may not be able to obtain the required equipment in sufficient quantities in a timely manner, which could adversely affect our ability to fulfill these obligations.

We Are Subject To Risks That Our Inventory May Decline Before We Sell It Or That We May Not Be Able To Sell The Inventory At The Prices We Anticipate

         We purchase and warehouse inventory, most of which is as-is or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

Declining prices for new computer equipment could reduce demand for our products

       The cost of new computer equipment, particularly personal computers, has declined dramatically in recent years. As the price of new computer products declines, consumers may be less likely to purchase refurbished computer equipment unless there is a substantial discount to the price of the new equipment. Accordingly, if we were to sell as-is or refurbished equipment directly to end users, we would have to offer the products at a substantial discount to the price of new products. As prices of new products continue to decrease, our revenue, profit margins and earnings could be adversely affected. There can be no assurance that we will be able to maintain a sufficient pricing differential between new products and our as-is or refurbished products to avoid adversely affecting our revenues, profit margins and earnings.

If We Need Additional Financing For Unanticipated Working Capital Needs Or To
     Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability To Achieve Our Business Objectives

         We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses.

         We do not yet have lending commitments from banks or other third parties and, until and unless we arrange for such commitments, we will rely on advances or investments from our principal stockholders and officers. They have no obligation to advance funds to us, or invest funds in us, and, even if they may be willing to do so, may not have funds available. We cannot assure you that additional financing will be available on favorable terms or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities or investments from other lenders or investors, the debt or equity instruments will probably include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our Common stockholders.

If We Experience Problems In Our Distribution Operations, We Could Lose
Customers

         In addition to merchandise vendors, we depend on several other third parties over which we have limited control, including, in particular, Federal Express, United Parcel Service and common carriers for delivery of products to and from our distribution facility and to our customers. We have no long-term relationships with any of those parties. We are therefore subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such carriers to deliver products to our customers in a timely manner, which could damage our reputation and name.

The Industry In Which We Compete Is Highly Competitive

         We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

          o major manufacturers of computer equipment such as Compaq Computer Corporation, Dell Computer Corporation and IBM, each of which offer as-is, refurbished and new equipment through their websites and direct e-mail broadcast campaigns;

          o privately owned businesses such as TechsMart, Redemtech and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

          o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City(R)Stores, Inc., CompUSA and Gateway Country; and

          o online competitors and auction sites, such as the Boston Computer Exchange, Buy.com Inc., Cyberian Outpost, Inc., Egghead.com, Inc., Fairmarket, Inc., uBid and e-Bay.

         Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can. In addition, larger, well-established and well-financed entities may join with online competitors or computer manufacturers or suppliers as the use of the Internet and other online services increases. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and test products in a manner that is not possible in the wholesale business. Our product offerings must compete with other new computer equipment and related products offered by our competitors. That competition will intensify if prices for new computers continue to decrease.


Lack Of Dividends On Common Stock; Issuance Of Preferred Stock

         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Lack Of Trading and Liquidity of Our Common Stock

         Our  Common  Stock  is  not  quoted  on  any  national   stock  market;
accordingly there is no public market for our Common Stock at this time.


Dependence On Key Individuals

         Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team. If we were to lose the services of any members of our management team, our overall operations could be adversely affected.


Control By Principal Stockholders'

         As a result of the completion of the Merger, Marc Sherman, Edward L. Cummings, Carl Saracino, Michael P. Sheerr and David A. Loppert, beneficially owned approximately 75% of our outstanding Common Stock. As a result of their stock ownership as of January 30, 2002, Messrs. Sherman, Cummings, Saracino, Sheerr and Loppert, collectively have effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.


Anti-Takeover Provisions

         Certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation provides that our Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company.

EMPLOYEES

         As of March 28, 2002, we employed 12 full-time and 4 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

         Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor its operations with respect to potential environmental issues, including changes in legally mandated standards.

ITEM 2. PROPERTIES

         We lease approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five year lease at a current annual rental of approximately $153,000, escalating each year. This lease expires in September 2006.


Item 3. Directors, Executive Officers and Significant Employees

         The information required by this Item 3 is incorporated herein by reference to Part I, Item 1, "Business, Recent Developments, Merger of Windsortech, Inc. and Delta States Oil, Inc.".


ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS


         EXECUTIVE COMPENSATION


         The following table sets forth certain summary information concerning the total remuneration paid in 2001 to Predecessor`s Chief Executive Officer and the its four other most highly compensated executive officers. Predecessor, Windsortech, was incorporated in August 2001 and commenced business operations in October 2001. The former officers and directors of Delta States Oil, Inc. received no remuneration or other compensation in either fiscal 2000 or 2001.

         Summary Compensation Table

                                                                               Long-Term Compensation
                                                                           --------------------------------
                                            Annual Compensation                   Awards          Payouts
                                  -------------------------------------------------------------------------
    Name and Principal      Year     Salary      Bonus ($)   Other Annual     Restricted Stock                    All Other
                                                             Compensation       Options/SAR's        LTIP        Compensation
       Position (1)                    ($)                      ($)(3)     Awards ($)   (#) (2)    Payouts (#)      ($)
--------------------------------------------------------------------------------------------------------------------------------

Marc Sherman               2001     $ 10,000      $  --        $   --           --       96,300      $  --        $  --
   Chairman, CEO and
   President


Edward L. Cummings         2001     $ 10,000      $  --        $   --           --       96,300      $  --        $  --
   Vice President,
   Treasurer
   and CFO


David A. Loppert           2001     $ 10,000      $  --        $   --           --       96,300      $  --        $  --
   Director, Vice
   President,
   Secretary


Carl Saracino              2001     $ 10,000      $  --        $   --           --       96,300      $  --        $  --
   Vice President,


Michael P. Sheerr          2001     $ 10,000      $  --        $   --           --       96,300      $  --         $  --
   Vice President

----------------------------

(1) See "Employment Contracts" below for agreements entered into with executive officers on October 1, 2001.
(2) Indicates number of securities underlying options. Each executive officer was awarded an option to acquire 250,000 shares of Predecessors Common Stock at $.01. The amounts above represent the post merger conversion amounts to acquire shares of the Registrant's Common Stock at an exchange ratio of 0.38520

     Option Grants in Last Fiscal Year
         The following table contains information concerning the Predecessor's grant of Stock Options to the named executive officers during 2001 pursuant to executive officer Employment and Non-Compete Agreements:

         Option Grants In Last Fiscal Year

                                              Individual Grants
                       -----------------------------------------------------------------
                           Number of
                           Securities        % of Total
                           Underlying      Options Granted                                     Grant Date
                        Options Granted    to Employees in    Exercise                    Present Value ($)
       Name                  (#) (1)             1999        Price ($/Sh) Expiration Date         (2)
---------------------- ------------------------------------------------ ----------------  -------------------
Marc Sherman                96,300              18.5%          $ 0.026      Oct -10                $ 192
Edward L. Cummings          96,300              18.5%          $ 0.026      Oct -10                $ 192
David A. Loppert            96,300              18.5%          $ 0.026      Oct -10                $ 192
Carl Saracino               96,300              18.5%          $ 0.026      Oct -10                $ 192
Michael P. Sheerr           96,300              18.5%          $ 0.026      Oct -10                $ 192
----------------------

(1) Each executive officer was awarded an option to acquire 250,000 shares of Predecessors Common Stock at $.01. The amounts above represent the post merger conversion amounts to acquire shares of the Registrant's Common Stock at an exchange ratio of 0.38520. These options are fully vested and are immediately exercisable over a ten-year period commencing October 1, 2001.
(2) Based on the grant date present value of $0.002 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3.93%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values

         The following  table sets forth  information  with respect to the named
executive   officers   concerning  the  exercise  of  options  during  2001  and
unexercised options held on December 31, 2001:

         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                           Number of Securities
                                                          Underlying Unexercised         Value of Unexercised
                                                         Options at Year End 2001    In-The-Money Options at Year
                              Exercised in 2001                     (#)                      End 2001 ($)
                       -------------------------------- ------------------------------------------------------------
         Name              Shares           Value
                        Acquired Upon   Realized ($)
                        Exercise (#)         (1)         Exercisable  Unexercisable  Exercisable    Unexercisable
------------------------------------------------------- ------------------------------------------------------------
Marc Sherman                 --            $  --            96,300          --             --              --

Edward L. Cummings           --            $  --            96,300          --             --              --

David A. Loppert             --            $  --            96,300          --             --              --

Carl Saracino                --            $  --            96,300          --             --              --

Michael P. Sheerr            --            $  --            96,300          --             --              --


Compensation Pursuant to Plans


         Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.


Compensation of Directors


         Prior to the fourth quarter of 2001, non-employee directors of the Company did not receive a fee for their attendance at meetings of the Company's Board of Directors. Beginning in the first quarter of 2002, the non-employee director compensation was changed to fixed quarterly fees in the amount of $5,000 per non-employee director. Such fee may be paid in cash or in shares of the Company's Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted an initial non-qualified stock option to purchase 125,000 shares of Common Stock on the date they become directors. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

Compensation Committee Interlocks and Insider Participation


         None.


Employment Contracts

         The Company entered into employment and non-compete agreements with its named executive officers on October 1, 2001. The agreements automatically renew for 1 commencing with the initial anniversary, October 1, 2002.

     Name                               Length           Commencing                    Base Salary
     ---------------------------------  -------------    -------------------------  ------------------
     Marc Sherman                       1 Year   (1)     October 1, 2001             $100,000 (2)
     Edward L. Cummings                 1 Year   (1)     October 1, 2001             $100,000 (2)
     David A. Loppert                   1 Year   (1)     October 1, 2001             $100,000 (2)
     Carl Saracino                      1 Year   (1)     October 1, 2001             $100,000 (2)
     Michael P. Sheerr                  1 Year   (1)     October 1, 2001             $100,000 (2)

     ---------------------------------

(1) Automatically renewed for successive additional one-year terms on each anniversary.
(2) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002.

ITEM 5 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS


Ownership of Equity Securities in the Company


         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of March 28, 2002:

                                             Aggregate Number of Shares              Percent of Outstanding
       Name                                    Beneficially Owned(1)                         Shares
-----------------------------------------   ---------------------------          ---------------------------
Marc Sherman                                         1,896,300                                15.8%
Edward L. Cummings                                   1,896,300                                15.8%
David A. Loppert                                     1,896,300                                15.8%
Carl Saracino                                        1,896,300                                15.8%
Michael P. Sheerr                                    1,896,300                                15.8%
Andrew Paciocco                                        125,000                                 1.0%
Constance K. Weaver                                    125,000                                 1.0%
All Directors and Executive Officers as
a Group (7 Persons)                                  9,731,500                                81.1%
-----------------------

(1) This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Marc Sherman - 96,300; Edward L. Cummings - 96,300; David A. Loppert - 96,300; Carl Saracino - 96,300; Michael P. Sheerr - 96,300; Andrew Paciocco - 125,000; Constance K. Weaver
     - 125,000; and all directors and executive officers as a group - 731,500.

         Set forth in the table below is information as of March 28, 2002 with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

   Name and Address                  Number of Shares         Percent Of Class
                                    Beneficially Owned
-------------------------------------------------------------------------------
Alfred D. Morgan, Ph.D.                   826,000                    6.9%
888 Riverbank Road
Stamford, CT 06903

Frederick E. Smithline                    630,000                    5.3%
250 Park Avenue, Suite 1200A
New York, NY 10177

ITEM 6 INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         None
                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         Our  Common  Stock  is  not  quoted  on  any  national   stock  market;
accordingly there is no public market for our Common Stock at this time.

Dividends

         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. We intend to use any earnings that may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Holders

     As of March 28, 2002, there were approximately 3,300 holders of record of our Common Stock.


ITEM 2. LEGAL PROCEEDINGS


         We are party not party to any legal proceedings


ITEM 3. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS


     On February 4, 2002, our Board of Directors voted to replace Milton Reece, CPA ("Reece") with Rubin, Brown, Gornstein & Co. LLP ("RBG") as the Registrant's independent accountants for the transition period ending December 31, 2001.


     The reports of Reece on the our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the our financial statements for each of the two fiscal years ended September 30, 2001 and 2000, and in the subsequent interim period, there were no disagreements with Reece on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Reece, would have caused Reece to make reference to the matter in his report.

     During the two most recent fiscal years and through the subsequent interim period, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).


         We have provided Reece with a copy of the disclosure contained herein and requested that Reece provide us with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the disclosure. Reece has provided such a letter, which is incorporated herein by reference to Exhibit
16.1 to our Current Report on Form 8-K filed with the commission on February 13, 2002.


         On February 12, 2002, we engaged RBG as our principal accountants to audit our financial statements for the year ending December 31, 2001. During fiscal 2000 and 2001 and in the subsequent interim period, we have not consulted RBG on items that concerned the application of accounting principles generally, or to a specific transaction or group of transactions, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.


         We do not anticipate engaging RBG for any services other than for audit and tax services and for securities related matters.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable. The Registrant does not have any securities registered pursuant to Section 12 of the Exchange Act.


ITEM 6. REPORTS ON FORM 8-K

          (a) On December 13, 2001 we filed a Current Report on Form 8-K reporting that we had entered into a Letter of Intent to merge with Windsortech, Inc.

          (b) On February 13, 2002 we filed a Current Report on Form 8-K reporting that we had completed the merger with Windsortech, Inc, and on March 27, 2002 we filed Amendment No. 1 to this Current Report on Form 8-K/A which report included the required audited financial statements of Windsortech, Inc. and pro forma financial information giving effect to the merger (reverse acquisition).

                                    PART F/S

Index to Financial Statements:

Delta States Oil, Inc.

     Independent Auditors' Report                                      F/S 1


     Financial Statements

         Balance Sheet                                                 F/S 2

         Statement Of Income                                           F/S 3

         Statement Of Stockholders' Equity (Deficit)                   F/S 4

         Statement Of Cash Flows                                       F/S 5

          Notes To Financial Statements                                F/S 6

Windsortech, Inc.

     Independent Auditors' Report                                      F/S 7

     Financial Statements

          Balance Sheet                                                F/S 8

          Statement Of Operations                                      F/S 9

          Statement Of Stockholders' Equity                            F/S 10

          Statement Of Cash Flows                                      F/S 11

          Notes To Financial Statements                              F/S 12-20

                          Independent Auditors' Report

Board of Directors
Delta States Oil, Inc.


We have audited the accompanying balance sheet of Delta States Oil, Inc. (the Company) as of December 31, 2001, and the related statements of income, stockholders' equity (deficit), and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the three months then ended, in conformity with accounting principles generally accepted in the United States of America.

We have compiled the accompanying balance sheet of the Company as of December 31, 2000, and the related statements of income, stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements as of and for the three months ended December 31, 2000 and, accordingly, do not express an opinion or any other form of assurance on them.

/s/Rubin, Brown, Gornstein & Co. LLP
RUBIN, BROWN, GORNSTEIN & CO. LLP

March 25, 2002
St. Louis, Missouri

                                                                      Page F/S 1

                                                     DELTA STATES OIL, INC.

                                                         BALANCE SHEET


                                                            Assets

                                                                                                       December 31,
                                                                                            ----------------------------------
                                                                                                                      2000
                                                                                                2001               (Unaudited)
                                                                                            -----------           -----------
Current Assets
   Cash and cash equivalents                                                                $     5,011           $     8,433
==============================================================================================================================




                                        Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable and accrued expenses                                                    $     6,050           $     1,400
------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
   Preferred shares:
      Authorized 5,000,000 shares at December 31, 2001 and
         2000, $0.01 par value, none issued                                                        --                    --
   Common shares:
      Authorized 6,000,000 shares at December 31, 2001 and 2000, of $0.01 (2001)
         and $0.05 (2000) par value; 2,550,000 shares issued at December 31,
         2001 and
         2,390,000 shares issued at December 31, 2000                                            25,500               119,500
   Additional paid-in capital                                                                   103,260                 7,660
   Retained earnings (deficit)                                                                  (90,757)              (81,085)
   Treasury stock (carried at cost)                                                             (39,042)              (39,042)
------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity (Deficit)                                                    (1,039)                7,033
------------------------------------------------------------------------------------------------------------------------------

                                                                                            $     5,011           $     8,433
==============================================================================================================================


See the accompanying report letter and notes to financial statements.                                             Page F/S 2

                                                     DELTA STATES OIL, INC.

                                                      STATEMENT OF INCOME



                                                                                                   For The Three Months
                                                                                                    Ended December 31,
                                                                                         -------------------------------------
                                                                                                                       2000
                                                                                                   2001         (Unaudited)
                                                                                         -------------------------------------

Revenues                                                                                    $      --             $      --

Selling, General And Administrative Expenses                                                      9,761                 1,844
-----------------------------------------------------------------------------------------------------------------------------

Loss Before Interest Income                                                                      (9,761)               (1,844)

Interest Income                                                                                      30                   128
-----------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                    $    (9,731)          $    (1,716)
=============================================================================================================================

Net Loss Per Common Share - Basic                                                           $     (0.01)          $      --
=============================================================================================================================

Net Loss Per Common Share - Diluted                                                         $     (0.01)          $      --
=============================================================================================================================

Weighted Average Number Of Common
   Shares Outstanding - Basic                                                                 1,661,342             1,609,168
=============================================================================================================================

Weighted Average Number Of Common
   Shares Outstanding - Diluted                                                               1,661,342             1,609,168
=============================================================================================================================




See the accompanying report letter and notes to financial statements.                                             Page F/S 3


                                                       DELTA STATES OIL, INC.

                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                          For The Three Months Ended December 31, 2001
                   -----------------------------------------------------------------------------------------------------------------
                                                                                                                              Total
                      Preferred Stock      Common Stock         Additional      Retained         Treasury Stock        Stockholders'
                   -------------------  ---------------------     Paid-In       Earnings      --------------------           Equity
                      Shares   Amount    Shares        Amount     Capital      (Deficit)       Shares       Amount         (Deficit)
                   -----------------------------------------------------------------------------------------------------------------

Balance -
 October 1, 2001         --     $ --    2,390,000      $23,900     $103,260     $(81,026)     (780,832)     $(39,042)       $7,092

Net Loss                 --       --           --           --           --       (9,731)           --            --        (9,731)

Common Stock
 Issued For Services     --       --      160,000        1,600           --           --            --            --         1,600
------------------------------------------------------------------------------------------------------------------------------------
Balance (Deficit)
 - December 31, 2001     --     $ --    2,550,000      $25,500     $103,260     $(90,757)     (780,832)     $(39,042)      $(1,039)
====================================================================================================================================



                                                          For The Three Months Ended December 31, 2000 (Unaudited)
                   -----------------------------------------------------------------------------------------------------------------
                                                                                                                              Total
                      Preferred Stock      Common Stock         Additional      Retained         Treasury Stock        Stockholders'
                   -------------------  ---------------------     Paid-In       Earnings      --------------------           Equity
                      Shares   Amount    Shares        Amount     Capital      (Deficit)       Shares       Amount         (Deficit)
                   -----------------------------------------------------------------------------------------------------------------

Balance -
 October 1, 2000         --    $ --     2,390,000     $119,500       $7,660     $(79,369)     (780,832)     $(39,042)       $8,749

Net Loss                 --      --            --           --           --       (1,716)           --            --        (1,716)
------------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2000       --    $ --     2,390,000     $119,500       $7,660     $(81,085)     (780,832)     $(39,042)       $7,033
====================================================================================================================================

See the accompanying report letter and notes to financial statements.                                                   Page F/S 4

                                                     DELTA STATES OIL, INC.

                                                    STATEMENT OF CASH FLOWS


                                                                                                For The Three Months
                                                                                                   Ended December 31,
                                                                                       --------------------------------------
                                                                                                                       2000
                                                                                                   2001         (Unaudited)
                                                                                       ------------------- ------------------
Cash Flows From Operating Activities
         Net loss                                                                              $ (9,731)           $ (1,716)
         Adjustments to reconcile net loss to net cash used
               in operating activities:
                  Common stock issued for services                                                1,600                  --
                  Change in assets and liabilities:
                     Increase in accounts payable and
                        accrued expenses                                                          5,950               1,400
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                            (2,181)               (316)

Cash And Cash Equivalents - Beginning Of Period                                                   7,192               8,749
----------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                                      $  5,011            $  8,433
============================================================================================================================



See the accompanying report letter and notes to financial statements.                                                   Page F/S 5


                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 And 2000


1.       Organization

         Delta States Oil, Inc. (the Company) was previously engaged in operations related to oil and gas exploration and drilling, but has not engaged in any active business since discharge from Chapter 11 bankruptcy on May 4, 1981. Since then, management has been engaged in seeking opportunities to commence active business operations.


2.       Subsequent Event

         On January 29, 2002, the Company and its majority  stockholder,  Alfred
         D. Morgan, Ph.D. and Windsortech, Inc. (Predecessor) entered into an Agreement and Plan of Merger, whereby Predecessor was merged with and into the Company. The Company was renamed Windsortech, Inc. The merger became effective on January 30, 2002.

         As a result of this merger, the Company will now be actively engaged in the business of purchasing and selling off-lease, excess, used, refurbished and as-is computer equipment and related products, in contrast to its previously disclosed objective of seeking opportunities to commence active business operations.

         For   accounting   purposes,   the   merger   will  be   treated  as  a
         recapitalization of Predecessor with Predecessor as the acquirer (reverse acquisition).



See the accompanying report letter.                                   Page F/S 6

                          Independent Auditors' Report





Board of Directors and Stockholders
Windsortech, Inc.
Hightstown, New Jersey


We have audited the accompanying balance sheet of Windsortech, Inc., an S Corporation, as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from inception (August 10, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsortech, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the initial period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
January 16, 2002,
Except for Note 10, as to which the date is January 31, 2002


                                                                      Page F/S 7

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------


                                  BALANCE SHEET

                                December 31, 2001


                                     Assets
Current Assets
   Cash and cash equivalents                                     $    92,602
   Accounts receivable                                                51,483
   Accounts receivable - related party                                72,450
   Inventories                                                       277,908
   Prepaid expenses                                                   15,963
                                                                ---------------
         Total Current Assets

Property And Equipment, Net                                           35,146

Deposits                                                              39,287

Other Assets                                                             900
                                                                ---------------

                                                                   $ 585,739
                                                                ===============



                      Liabilities And Stockholders' Equity

Current Liabilities
   Current maturities of capital lease obligation                $     4,945
   Accounts payable                                                   67,564
   Accrued expenses                                                  136,400
   Notes payable - officers                                          156,000
                                                                ---------------
         Total Current Liabilities                                   364,909

Capital Lease Obligation                                               8,198
                                                                ---------------

         Total Liabilities                                           373,107
                                                                ---------------

Commitments And Contingencies (Notes 6 And 7)                             --

Stockholders' Equity
   Common shares: authorized 30,000,000 shares of $.01
      par value; 25,000,000 shares issued and outstanding            250,000
   Retained earnings (deficit)                                       (37,368)
                                                                ---------------
         Total Stockholders' Equity                                  212,632
                                                                ---------------

                                                                   $ 585,739
                                                                ===============

--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                   Page F/S 8

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS

               For The Period From Inception to December 31, 2001



Revenue                                                         $ 1,524,848

Cost Of Sales                                                     1,266,808
                                                            -----------------

Gross Profit                                                        258,040

Selling, General And Administrative Expenses                        291,577

Depreciation And Amortization                                           934

Interest Expense                                                      2,897
                                                            -----------------

Net Loss                                                      $     (37,368)
                                                            =================



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                   Page F/S 9

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                        STATEMENT OF STOCKHOLDERS' EQUITY

               For The Period From Inception to December 31, 2001



                                    Common Stock                 Retained                   Total
                             ------------------------------      Earnings           Stockholders'
                                  Number            Amount      (Deficit)                  Equity
                             -------------- --------------- ----------------- ----------------------
Inception                             --      $         --   $         --           $          --

Net loss                              --                --        (37,368)                (37,368)

Issuance of common stock      25,000,000           250,000             --                 250,000
------------------------------------------- --------------- ----------------- ----------------------

Balance - December 31, 2001   25,000,000         $ 250,000      $ (37,368)              $ 212,632
=========================================== =============== ================= ======================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                  Page F/S 10

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS

               For The Period From Inception To December 31, 2001


Cash Flows From Operating Activities
   Net loss                                                             $   (37,368)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                          934
         Changes in assets and liabilities:
            Increase in accounts receivable                                (123,933)
            Increase in inventories                                        (277,908)
            Increase in prepaid expenses                                    (15,963)
            Increase in deposits and other assets                           (40,187)
            Increase in accounts payable and accrued expenses               203,964
                                                                       ---------------
Net Cash Used In Operating Activities                                      (290,461)
                                                                       ---------------

Cash Used In Investing Activities
   Payments for property and equipment                                      (22,937)
                                                                       ---------------

Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                               250,000
   Net proceeds from notes payable - officers                               156,000
                                                                       ---------------
Net Cash Provided By Financing Activities                                   406,000
                                                                       ---------------

Net Increase In Cash And Cash Equivalents                                    92,602

Cash And Cash Equivalents - Beginning Of Period                                  --
                                                                       ---------------

Cash And Cash Equivalents - End Of Year                                 $    92,602
                                                                       ===============

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                                        $     2,897
                                                                       ---------------
   Noncash investing and financing activities (Note 9)


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                  Page F/S 11

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


1.       Summary Of Significant Accounting Policies

         Business Organization

         Windsortech, Inc. (the "Company"), was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida.

         The Company purchases off-lease and excess refurbished and as-is computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing/finance companies. The Company remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, and individual and corporate end users. The Company also provides parts-on-demand services and brokerage of recyclable materials both nationally and internationally.

         Estimates

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         For product sales, the Company recognizes revenue in accordance with the applicable product's shipping terms. The Company does not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. The Company provides limited warranties on some of its products. At December 31, 2001 a warranty reserve was not considered necessary.

         Cash And Cash Equivalents

         The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.


--------------------------------------------------------------------------------
                                                                     Page F/S 12

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

         Inventories

         Inventories consist primarily of computer equipment, parts and related products, and are valued at the lower of cost (average cost) or market. Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item by item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value.

         Property And Equipment

         Property and equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

         Property  and  equipment  is   depreciated   or  amortized   using  the
         straight-line method over a 5-year period.

         Income Taxes

         The Company has elected S Corporation status under provisions of the Internal Revenue Code. As such, the Company is not liable for federal income taxes, but rather the stockholders include their distributive share of the taxable income of the Company on their personal income tax returns. Certain states do not recognize S Corporation status. The net provision for state taxes is not material to the financial statements, and is included in selling, general and administrative expenses.

         Fair Value Of Financial Instruments

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the capital lease obligation, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.


--------------------------------------------------------------------------------
                                                                     Page F/S 13

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Note 5). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

         Impact Of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement will be adopted by the Company on January 1, 2002. The Company does not expect that the adoption of SFAS No.'s 141 and 142 will have a material impact on its operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual


--------------------------------------------------------------------------------
                                                                     Page F/S 14

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

         and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB No. 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its operations or financial position.


2.       Property And Equipment

               Furniture and fixtures                        $ 16,437
               Equipment                                       18,143
                                                       -----------------
                                                               34,580
               Less:  Accumulated depreciation                   (934)
                                                       -----------------
                                                               33,646
               Construction in progress                         1,500
                                                       -----------------

                                                             $ 35,146
                                                       =================

         At December 31, 2001, equipment includes an asset acquired under a capital lease obligation in the amount of $18,143. Amortization expense of this capital lease asset is included in depreciation expense.

         Depreciation charged against income amounted to $934 for the period ended December 31, 2001.



--------------------------------------------------------------------------------
                                                                     Page F/S 15

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


3.       Capital Lease

         The Company leases certain equipment under a non-cancelable capital lease. The asset acquired under the lease has been capitalized and the related obligations included in capital lease obligation in the financial statements. The remaining future minimum lease payments at December 31, 2001 are due as follows:

               Year                                                Amount
               -----------------------------------------------------------

               2002                                               $ 5,817
               2003                                                 5,817
               2004                                                 2,908
               -----------------------------------------------------------
               Total future minimum lease payments                 14,542
               Less: Amount representing interest                   1,399
               -----------------------------------------------------------
               Present value of future minimum lease payments      13,143
               Less:  Current portion                               4,945
               -----------------------------------------------------------

                                                                  $ 8,198
               ===========================================================


4.       Notes Payable - Officers

         Notes payable - officers consists of cash advances which are unsecured and due on demand. Interest is accrued monthly at 12%.


5.       Stock-Based Compensation

         Stock Option Grants

         In October 2001, the Company granted 1,350,000 options to its shareholders and employees to acquire shares of its common stock at $0.01 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.


--------------------------------------------------------------------------------
                                                                     Page F/S 16

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         A summary of stock option activity related to the Company's stock option grants are as follows:

                                                                 Exercise
                                                    Shares          Price
                                                ----------------------------


             Granted                             1,350,000            $ 0.01
             Exercised                                  --               --
             Forfeited                                  --               --
             Outstanding on December 31          1,350,000              0.01
             ---------------------------------------------------------------

             Exercisable on December 31          1,350,000            $ 0.01
             ===============================================================

         The  following   table   summarizes   information   about  the  options
outstanding at December 31, 2001:

                                                                                     Exercisable Stock
                                    Outstanding Stock Options                             Options
                        ---------------------------------------------------    ------------------------------

                                               Remaining
              Exercise                       Contractual          Exercise                          Exercise
                 Price          Shares              Life             Price             Shares          Price
             ------------------------------------------------------------------------------------------------
                 $0.01       1,350,000                10             $ .01          1,350,000         $ 0.01
             ================================================================================================

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for all grants. Accordingly, no compensation cost has been recognized under these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased. The pro forma amounts are indicated below:

                        Net Loss
                            As reported                $ (37,368)
                            Pro forma                    (39,755)


--------------------------------------------------------------------------------
                                                                     Page F/S 17

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         The weighted average per share fair value of the options granted was $0.002 for the period ended December 31, 2001. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                 Risk-free interest rates                         3.93%
                 Expected option lives                          5 years
                 Expected volatilities                               0%
                 Expected dividend yields                            0%


6.       Concentration Of Credit Risk

         Major Customers

         For the period from October 1, 2001 to December 31, 2001, sales to the Company's top ten customers (including sales to a related party - see
         Note 8) comprised 89.8% of revenue. These customers comprised 84.5% of the combined accounts receivable and accounts receivable - related party at December 31, 2001.


7.       Commitments And Contingencies

         Lease

         The Company has an operating lease on real property expiring in the year 2005. In addition to fixed rentals, the real property lease has an escalation clause that requires the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

         Rent expense and other charges totaled $48,255 for the period ended December 31, 2001.



--------------------------------------------------------------------------------
                                                                     Page F/S 18

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         The approximate minimum payments required under the operating lease at December 31, 2001 are:

                Year                         Amount
                ---------------------------------------

                2002                      $ 154,000
                2003                        159,000
                2004                        163,000
                2005                        167,000
                2006                        128,000
                ---------------------------------------

                                          $ 771,000
                =======================================

         Purchases

         The Company purchases a majority of its products from a small number of suppliers. Approximately 59% of product purchases was from one vendor for the period ended December 31, 2001.


8.       Related Party Transactions

         The Company had sales to a customer related to two stockholders and officers of the Company. Sales for the period ended December 31, 2001 amounted to approximately $520,000. Accounts receivable from this customer amounted to $72,450 at December 31, 2001.


9.       Supplemental Cash Flow Information

         During 2001, the Company acquired equipment under a capital lease in the amount of $18,143. The amount financed by the capital lease obligation was $13,143.



--------------------------------------------------------------------------------
                                                                     Page F/S 19

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


10.      Subsequent Event

         On December 3, 2001 the Company signed a Letter of Intent to merge with Delta States Oil, Inc. ("Delta"), a publicly owned company that has not engaged in any active business since May 1981, subject to the satisfaction of customary terms and conditions. On January 29, 2002 the Company entered into an Agreement and Plan of Merger with Delta whereby the Company would merge with and into Delta in a tax-free merger. The merger became effective on January 31, 2002, and the Company was merged with and into Delta and Delta changed its name to Windsortech, Inc., effective February 1, 2002.











--------------------------------------------------------------------------------
                                                                     Page F/S 20

                                    PART III


ITEM 1.       INDEX TO EXHIBITS


Exhibit Number   Description

2.1              Agreement and Plan of Merger by and between  Windsortech,  Inc.
                 and Delta States Oil,  Inc.  and Alfred D. Morgan,  Ph. D dated
                 January 29, 2002  (incorporated  herein by reference to Exhibit
                 99.1 to the Registrant's  Current Report on Form 8-K filed with the  Commission  on February 13, 2002  (Commission  file number
                 8-7539)
3.1              Certificate of Amendment of Certificate of Incorporation of
                 Incorporation of Windsortech, Inc.
10.1*            Employment and Non-Compete Agreement - Edwards L. Cummings
10.2*            Employment and Non-Compete Agreement -David A. Loppert
10.3*            Employment and Non-Compete Agreement -Carl Saracino
10.4*            Employment and Non-Compete Agreement -Michael P. Sheerr
10.5*            Employment and Non-Compete Agreement -Marc Sherman
16.1             Letter from Milton  Reece,  CPA ("Reece")  concurring  with the statements made by the Registrant in the Current Report on Form
                 8-K reporting Reece's resignation as the Registrant's principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 8-7539)

----------------
* Management contract or compensatory plan

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Hightstown, State of New Jersey on March 29, 2002.

                                      WINDSORTECH, INC.
                                      (FORMERLY KNOWN AS DELTA STATES OIL, INC.)
                                      (Registrant)
                                       By            /S/ MARC SHERMAN
                                          -------------------------------------
Dated: March 29, 2002                     March Sherman, Chief Executive Officer


     Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                             Date

                                       Chairman of the Board of
     /S/ MARC SHERMAN                 Directors, Chief Executive
------------------------------     Officer and President (Principal           March 29, 2002
      (Marc Sherman)               Executive and Operating Officer)


  /S/ EDWARD L. CUMMINGS          Vice President, Treasurer, Chief
------------------------------       Financial Officer (Principal
   (Edward L. Cummings)                  Accounting Officer)                  March 29, 2002


   /S/ DAVID A. LOPPERT
------------------------------       Vice President, Secretary ,              March 29, 2002
    (David A. Loppert)                         Director

   /S/ ANDREW PACIOCCO                        Director                        March 29, 2002
------------------------------
    (Andrew Paciocco)

 /S/ CONSTANCE K. WEAVER
------------------------------
  (Constance K. Weaver)                       Director                        March 29, 2002