Form 10QSB
period 2002-03-31
WINDSORTECH INC
filed 2002-04-16
CIK 27960

As filed with the Securities and Exchange Commission on April 16, 2002
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                           Commission File No.:8-7539

                                WINDSORTECH, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     13-2599131
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                       70 Lake Drive, Hightstown, NJ 08520
               (Address of Principal Executive Offices) (Zip Code)

                                 (609) 426-4666
                           (Issuer's Telephone Number)

  Delta States Oil, Inc., 888 Riverbank Road, Stamford, CT 06903, September 30
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each class of our common equity as of April 16, 2002, is as follows:

             Class of Common Equity                          Number of Shares
             ----------------------                          ----------------
             Common Stock, par value $.01                       11,999,168

                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

   Item                          Description                               Page

                         PART I - FINANCIAL INFORMATION

    1.      Financial Statements (all unaudited)
            Balance Sheets -
            March 31, 2002 and December 31, 2001                            3
            Statement of Operations -
            Three Months ended March 31, 2002                               4
            Statement of Stockholders' Equity
            Three Months ended March 31, 2002                               5
            Statement of Cash Flows -
            Three Months ended March 31, 2002                               6
            Notes to Financial Statements                                   7
    2.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

                           PART II - OTHER INFORMATION

    1.      Legal Proceedings                                              24
    2.      Changes In Securities                                          24
    3.      Defaults Upon Senior Securities                                25
    4.      Submission of Matters to a Vote of Security Holders            25
    5.      Other Information                                              25
    6.      Exhibits and Reports on Form 8-K                               25

 SIGNATURES                                                                26
 EXHIBITS                                                                  27


                                                     Windsortech, Inc.
-------------------------------------------------------------------------------------------------------------------------

                                                      BALANCE SHEETS
                                                        (Unaudited)
                                                          Assets
                                                                                        March 31,        December 31,
                                                                                          2002                2001
                                                                                  ------------------- -------------------
Current Assets
   Cash and cash equivalents                                                          $    55,957         $    92,602
   Accounts receivable                                                                    148,738              51,483
   Accounts receivable - related party                                                     96,755              72,450
   Inventories                                                                            465,264             277,908
   Prepaid expenses                                                                        18,075              15,963
-------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                             784,789

Property And Equipment, Net                                                                39,949              35,146

Deposits                                                                                   39,262              39,287

Other Assets                                                                                  294                 900
-------------------------------------------------------------------------------------------------------------------------

                                                                                        $ 864,294           $ 585,739
=========================================================================================================================

                                           Liabilities And Stockholders' Equity

Current Liabilities
   Current maturities of capital lease obligation                                     $     5,045         $     4,945
   Accounts payable                                                                       231,332              67,564
   Income taxes payable                                                                    29,953                  --
   Accrued expenses                                                                       142,823             136,400
   Notes payable - officers                                                               191,170             156,000
-------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        600,323             364,909

Capital Lease Obligation                                                                    6,898               8,198
-------------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                                607,221             373,107
-------------------------------------------------------------------------------------------------------------------------

Commitments And Contingencies                                                                  --                  --

Stockholders' Equity
    Preferred shares: Authorized 5,000,000 shares in 2002
       and 2001, $0.01 par value, none issued                                                  --                  --
   Common shares: authorized 35,000,000 shares in 2002 and
      35,000,000 shares in 2001, $0.01 par value; 11,999,168 shares issued and outstanding in 2002 and 9,000,000 shares
       issued and outstanding in 2001                                                     119,992              90,000
   Additional paid-in capital                                                             130,008             160,000
   Retained earnings (deficit)                                                              7,073             (37,368)
-------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                       257,073             212,632
-------------------------------------------------------------------------------------------------------------------------

                                                                                        $ 864,294           $ 585,739
=========================================================================================================================


See the accompanying notes to financial statements.                                                       Page 3

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS
                    For The Three Months Ended March 31, 2002
                                   (Unaudited)










Revenue                                                         $   2,189,689

Cost Of Sales                                                       1,711,649
--------------------------------------------------------------------------------

Gross Profit                                                          478,040

Selling, General And Administrative Expenses                          397,753

Depreciation And Amortization                                           2,313

Interest Expense                                                        3,580
--------------------------------------------------------------------------------

Income Before Provision For Income Taxes                               74,394

Provision For Income Taxes                                             29,953
--------------------------------------------------------------------------------

Net Income                                                    $        44,441
================================================================================

Net Income Per Common Share - Basic and Diluted               $         0.004
================================================================================

Weighted Average Number Of Common Shares
     Outstanding - Basic and Diluted                               10,999,445
================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 4


                                                      Windsortech, Inc.
----------------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                          For The Three Months Ended March 31, 2002
                                                         (Unaudited)





                                                Common Stock                 Additional       Retained               Total
                                       -------------------------------        Paid-in         Earnings        Stockholders'
                                               Number         Amount          Capital         (Deficit)             Equity
                                       -------------------------------------------------------------------------------------
Balance - December 31, 2001(1)              9,000,000     $   90,000      $  160,000         $  (37,368)          $212,632

Merger Consideration - Delta
States Oil, Inc. (2)                        2,999,168         29,992         (29,992)                --                 --

Net Income                                         --             --              --             44,441             44,441
----------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2002                   11,999,168      $ 119,992      $  130,008         $    7,073           $257,073
============================================================================================================================

(1) Retroactively restated to equal the equivalent number of shares received by the WindsorTech, Inc. (Accounting Acquirer) selling shareholders in connection with the Merger.

(2) Delta States Oil, Inc. shares outstanding or issued in connection with the Merger.



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 5

                                   Windsortech, Inc.
--------------------------------------------------------------------------------------

                                STATEMENT OF CASH FLOWS
                       For The Three Months Ended March 31, 2002
                                      (Unaudited)



Cash Flows From Operating Activities
   Net Income                                                             $  44,441
   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                        2,313
         Changes in assets and liabilities:
            Increase in accounts receivable                                (121,560)
            Increase in inventories                                        (187,356)
            Increase in prepaid expenses                                     (2,112)
            Decrease in deposits and other assets                               631
            Increase in accounts payable and accrued expenses               170,191
            Increase in income taxes payable                                 29,953
--------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                       (63,499)
--------------------------------------------------------------------------------------

Cash Used In Investing Activities
   Payments for property and equipment                                       (7,116)
--------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds from notes payable - officers                                35,170
   Payments on capital lease                                                 (1,200)
--------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                    33,970
--------------------------------------------------------------------------------------

Net Decrease In Cash And Cash Equivalents                                   (36,645)

Cash And Cash Equivalents - Beginning Of Period                              92,602
--------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                $   55,957
======================================================================================






--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 6

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited financial statements of WindsorTech, Inc. (the "Company") as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.

         The statement of operations for the three months ended March 31, 2002 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included in our Transitional Report on Form 10-KSB for the quarter ended December 31, 2001.

2.       Summary of Significant Accounting Policies

         Business Organization

         WindsorTech, Inc. was incorporated in August 2001 as a New Jersey corporation ("WTI" or the "Accounting Acquirer") and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, WTI merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta, which was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. (the "Company") - see "Note 4".


         The Company purchases off-lease, excess, refurbished and as-is computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing/finance companies and remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, and individual and corporate end users. The Company also provides parts-on-demand services and brokerage of recyclable materials both nationally and internationally, and is in the process of establishing an asset management group to provide complete computer asset management and recovery services to leasing companies and major corporations.

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

         Revenue Recognition

         For product sales, the Company recognizes revenue in accordance with the applicable product's shipping terms. The Company does not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. The Company provides limited warranties on some of its products. At March 31, 2002 a warranty reserve was not considered necessary.

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

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

         Property  and  equipment  is   depreciated   or  amortized   using  the
straight-line method over a 3 to 5-year period.

         Income Taxes

         WTI elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger with Delta, WTI is not liable for federal income taxes, but rather the stockholders include their distributive share of the taxable income of the WTI on their personal income tax returns. Certain states do not recognize S Corporation status. As of January 31, 2002, as a result of the Merger, the Company reverted to C Corporation status under provisions of the Internal Revenue Code.

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

         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No.
123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.


2.       Inventory
         Inventory at March 31, 2002 consists of:

              Finished goods                                                                             $ 320,376
              Inventory in transit                                                                         164,888
              Allowance for excess and obsolescence                                                        (20,000)
                                                                                                  ------------------
                                                                                                         $ 465,264
                                                                                                  ==================
3.       Earnings Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2002:

         Numerator:
         Net income available to common stockholders                                                     $  44,441
                                                                                                    ================

         Denominator:
         Denominator for basic and diluted income per share - Weighted-average shares                   10,999,445
                                                                                                    ================
         Basic and diluted income per share                                                              $   0.004
                                                                                                    ================

4.       Change in Control/Merger

         On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, PhD., WindsorTech, Inc. ("WTI" or "Accounting Acquirer") was merged with and into Delta States Oil, Inc. ("Delta") in a tax-free merger ("Merger"), and Delta was renamed WindsorTech, Inc. (the "Company" or the "Registrant"). Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75%, of which are owned in equal amounts by Marc Sherman, Edward L. Cummings, Carl Saracino, Michael P. Sheerr and David A. Loppert.

         Delta States Oil, Inc., a publicly owned company with approximately 3,300 shareholders, was incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta and was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981. As a result of the Merger, the Company is now actively engaged in technology asset management services for leasing companies, finance companies and corporate America to assist those companies in maximizing the value of computer equipment coming to the end of its life, and the business of purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products.

         For accounting purposes, the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the merger is essentially a capital transaction and not a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as our Transition Report on Form 10-KSB for the three month period ended December 31, 2001. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item.

BUSINESS DESCRIPTION

Recent Developments - Change of Control of Registrant; Merger of
        WindsorTech, Inc. with and into Delta States Oil, Inc.

         On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, PhD., WindsorTech, Inc. ("WTI" or "Accounting Acquirer") was merged with and into Delta States Oil, Inc. ("Delta") in a tax-free merger ("Merger"), and Delta was renamed WindsorTech, Inc. (the "Company" or the "Registrant"). Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75%, of which are owned in equal amounts by Marc Sherman, Edward L. Cummings, Carl Saracino, Michael P. Sheerr and David A. Loppert.

         Delta States Oil, Inc., a publicly owned company with approximately 3,300 shareholders, was incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta and was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981. As a result of the Merger, the Company is now actively engaged in technology asset management services for leasing companies, finance companies and corporate America to assist those companies in maximizing the value of computer equipment coming to the end of its life, and the business of purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products.

         For accounting purposes, the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the merger is essentially a capital transaction and not a business combination.

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of the Delta prior to the Merger, have resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance
K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:


               Name                      Age                                   Position
------------------------------------ ------------ -------------------------------------------------------------------
Marc Sherman....................         38       Chief Executive Officer, President, Director
Edward L. Cummings..............         52       Vice President, Chief Financial Officer, Treasurer
Carl Saracino...................         32       Vice President, Operations
Michael P. Sheerr...............         45       Vice President, Sales and Procurement
David A. Loppert................         47       Vice President, Business Development, Secretary, Director

         Marc Sherman served as a director and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), a company that engaged in remarketing used computer equipment, from December 1994 to July 2001. Prior to 1994, he served in key positions in various family businesses. He has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr and Ms. Weaver.

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

         Carl Saracino served as Vice President, Operations of Intellesale, Inc. from July 1999 to June 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as operations manager. Prior to that he served as assistant to Mr. Sherman in several of Mr. Sherman's businesses.

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

         David A. Loppert served as Chief Executive Officer of SysComm International Corporation, a network and systems integrator, from December 2000 to July 2001. From February 1997 to November 2000, he was Vice President, Chief Financial Officer and Assistant Secretary of Applied Digital Solutions, Inc., an advanced technology development company. From 1996 to 1997, he was Chief
Financial Officer of Bingo Brain, Inc., a manufacturer of a hand-held bingo computer, and from 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C, both involved in the importation and distribution of footwear. Mr. Loppert started his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg, and was designated a Chartered Accountant (South Africa) in 1980.

         On April 6, 2002, Robert D. Jackson, age 35, joined the Company as Vice President, Investor Relations. From December 1999 to August 2001, Mr. Jackson served as Vice President, Investor Relations for Applied Digital Solutions, an advanced technology development company. Prior to that Mr. Jackson served on the management team at Janus mutual funds in Denver, Colorado. From February 1997 to January 1999, Mr. Jackson was President and CEO of R.D. Jackson & Associates, Inc., an investment banking and investor relations consulting firm which he founded.

         Set forth below are the names and the present principal occupations or employment of our outside directors:

         Andrew Paciocco, age 42, serves as Managing Executive of the Palm Beach office of the Northern Trust Bank of Florida N.A.. Mr. Paciocco joined Northern Trust Bank in February of 1999 as a Private Banking Relationship Manager. Subsequently, he assumed the responsibilities of Trust New Business Officer before being appointed to his present position as Managing Executive. Prior to joining

Northern Trust Bank, he was Executive Vice President and Senior Retail Executive of Barnett Bank of Palm Beach County. Following the January 1998 acquisition of Barnett Bank by NationsBank (now Bank of America) Mr. Paciocco served as Senior Vice President and Retail Market Manager for North Palm Beach and Martin Counties. He began his banking career in 1987 with Barnett Bank and held various positions including Senior Vice President and Market Executive in Retail Banking and Vice President and Office Manager of the Tequesta and Jupiter branches. He received his B.S. in Finance from Villanova University in Pennsylvania in 1981. Mr. Paciocco serves on both the audit and compensation committees of the board of directors.


         Constance K. Weaver, age 49, has served, as Vice President, Investor Relations and Financial Communications for AT&T Corporation since 1996. From 1995 through 1996 she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995 she was Vice President, Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc.. She earned a Bachelor of Science degree from the University of Maryland in 1975. Ms. Weaver serves on both the audit and compensation committees of the board of directors. Ms. Weaver is the sister-in-law of Mr. Sherman. Ms. Weaver serves on the Board of Directors of Applied Digital Solutions, Inc.

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


         We sell a wide range of used, refurbished and as-is products, including notebook and desktop computers, monitors, processors, disk drives, CD's and DVD's, modems, printers and memory. The majority of the computers we offer are brand name Intel Pentium(R) class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers.


         We are in the process of creating an Asset Management Group ("AMG") to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the asset. One of the many benefits from providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or otherwise have the right of first refusal on our client's computer asset base.


         We expect that the creation of the AMG will result in capital expenditures of approximately $500,000 to $1,000,000 for the purchase of computer software and hardware and production ands line equipment to implement the AMG backbone, and that we will increase our employee headcount from 13 employees to approximately 25 to 30 employees. See "Results of Operations - Liquidity and Capital Resources" and "Risk Factors" below.

OUR BUSINESS MODEL

         Demand for refurbished, used or as-is brand name computer equipment is growing as consumers realize they can purchase excess/used/refurbished products that can serve their needs at substantial discounts from the price of new merchandise. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.


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

         According to International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC sales for 2002 are forecasted at 125.5 million units, a 3% increase over 2001. IDC forecasts that the greatest growth in 2002 will be in the US Market, estimated at 9.3%. Moreover, IDC forecasts that the number of Internet users worldwide will increase from approximately 142 million in 1998 to 502 million in 2003. IDC's Life Cycle Value model organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. IDC estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership ("TCO"), nearly one-third as much as the original procurement. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

            Widely distributed equipment locations.

            Changes  in  original   configurations,   upgrades  and   peripheral
            additions not recorded.

            Inoperative units.

            Varying cosmetic conditions.

            Inability to dispose of large volumes in the secondary market.

            Deployment of expensive technical staff against low value residuals; and

            Original packaging destroyed making shipping more difficult.

         Substantial TCO savings are possible based on the timing of the purchase within the product life cycle, the technology refresh rate within the enterprise and end-of-life management practices. Assuming that an item is purchased soon after its introduction, the following table shows the estimated residual value related to the product cycle:

             Months                   Event                Value % of Purchase
--------------------------------------------------------------------------------
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


         A proactive, well-defined end of life management policy provides a constant stream of product for the Company while reducing our client's total cost of equipment ownership. Our clients are able to deploy their information technology specialists much more productively, without having to worry about end of life equipment disposal.


         A  well-designed  asset  management  system  can  significantly  reduce
product  lifecycle  costs.   Product  lifecycles  vary,  but  can  generally  be
categorized as follows:

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

            Many used systems are not in good working condition;

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

            Service performance will be 100% audited. No equipment will be permitted to exit the process until all specified services, e.g., hard drive erasure or sanitation, have been performed.

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

HOW WE ACQUIRE PRODUCTS

         We believe our ability to acquire computer equipment in large quantities and at favorable prices is a key competitive advantage. We purchase from finance and leasing companies, computer manufacturers, corporate information technology departments and others who look to us to be a reliable channel for disposition of products. Other sources of our products include independent brokers, federal, state and local governments, liquidators and educational institutions. We receive information about new sources of products from prior contacts, online resources to which we subscribe, advertising, industry publications, trade associations and e-mail and fax bid requests received.


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


         The average age of the products  that we purchase is  approximately  30 months, and the average age of our manufacturer-refurbished products is approximately 15 months. The average time between our purchase of an item and sale of that item is approximately 30 days. Although we assume inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels justifies the risk. We typically purchase products in large quantities, and frequently make bulk purchases on an "as-is" basis, which can result in significantly lower acquisition cost, although these purchases are without warranties except as to title and quantity of equipment. Sometimes, a small part of a particular shipment may not meet our strict quality standards for products we offer. In those cases, we use the products as parts or we seek to immediately sell these products in bulk through brokers, who in most cases sell the products internationally.


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


         We have a standard process for refurbishing equipment, that depends on the type of product. For each standard product type, we have detailed procedures under which we identify any aspects or components of the product that do not meet our requirements. If the defect cannot readily be remedied or if the component cannot be replaced on a cost-effective basis, we use the component for parts or otherwise dispose of the defective item.


         For example, the procedure we follow in refurbishing a desktop PC is:

         Inspection and testing

            Physical inspection of the exterior and appearance.

            Interior cleaning.

            Complete erasing of all existing data and software.

            Complete hardware diagnostics.

         Repair or set aside

            Replacement of defective components, if any.

            Set aside computers not suitable for repair, to be used for parts.

         Upgrade and testing

            Upgrade the computer according to the specifications of the customer work order.

            Test the upgraded hardware.

            Clean the exterior of the computer.

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


         Customers place orders by telephone, fax or via e-mail. On accepted orders, a sales order is generated and is printed and delivered to our warehouse for processing. The product is then picked and taken from the warehouse and appropriately packed with foam packing, bubble wrap or other packaging material, and the order is shipped by United Parcel Services, Federal Express or by common carrier. On average, we currently ship products 24 to 48 hours following receipt of the order.

RESULTS OF OPERATIONS

         The following table sets forth, for the period ended March 31, 2002, the percentage relationship to total revenue of line items in our statement of operations.

                                                                         %
         Revenue                                                     100.0
         Cost of sales                                                78.2
                                                                  -------------
         Gross profit                                                 21.8
         Selling, general and administrative expenses                 18.2
         Depreciation and amortization                                 0.1
         Interest expense                                              0.2
                                                                  -------------
         Income before provision for income taxes                      3.3
         Provision for income taxes                                    1.3
                                                                  -------------
         Net income                                                    2.0
                                                                  =============

Three Months Ended March 31, 2002


         For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta accounted for as required under the purchase method of accounting.


         The Company (for purposes of this discussion WTI, the Accounting Acquirer) commenced business operations in October 2001 and has no comparative operating history for the quarter ended March 31, 2001. Accordingly no comparable discussion is presented.


         The Company's results of operations for the quarter ended March 31, 2002 did not contain any unusual gains or losses from transactions not in the Company's ordinary course of business. The Company's results were in line with its business plan and forecast for the first quarter of 2002.

Liquidity and Capital Resources

         Our current ratios at March 31, 2002 and December 31, 2001 were 1.3 and 1.4., respectively. Working capital at March 31, 2002 was $184,466, a $38,969 increase from the $145,497 at December 31, 2001.

         Net cash used in operating activities in the three months ended March 31, 2002 was $63,499. The cash used in operating activities during 2002 was as a result of increases in accounts receivable, inventory and prepaid expenses, reduced by increases in accounts payable, accrued expenses and income taxes payable and by the net income for the period.

         Net cash used in investing activities was $7,116 in 2002 and was used to purchase property and equipment.

         Net cash provided by financing activities was $33,970, $35,170 of which was from increases in loans from officers, reduced by $1,200 used to repay capital lease obligations.

         We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we will need to raise additional funds to finance the implementation of the AMG, and we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         Certain statements in this Report, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

         All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

         our growth strategies,

         anticipated trends in our business and demographics,

         our ability to successfully integrate the business operations of recently acquired companies, and regulatory, competitive or other economic influences.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships, development of our AMG and future business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

         In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein, and from time to time in our other filings with the Securities and Exchange, all of which are incorporated herein by reference.

Uncertainty Of Future Financial Results

         We are a newly formed business, having commenced operations in October 2001. While we generated a small profit in the quarter ended March 31, 2002, we incurred a loss in fiscal 2001, and our future financial results are uncertain. There can be no assurance that we will continue to achieve profitability, and we may incur losses in the foreseeable future. Continued profitability depends upon many factors, including our ability to raise capital when needed, particularly for the implementation of our AMG, the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different divisions of our business.

Possible Fluctuations In Future Quarterly Results

         We have been in business since October 2001 and have only two quarters of historic quarterly operating results. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by IBM and other manufacturers relating to the remarketing of new and used products; the hiring and training of additional personnel; as well as general business conditions.

         We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic unavailability of product, which may result in the delay of payment from certain customers until their entire orders are shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below the expectations of public market analysts and investors and, as a result, any future public offering of shares of our Common Stock could be materially adversely affected.

Principal Markets And Customers; Dependence On Major Customers; Risk Of
    Industry Concentration

         We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues. In the first quarter of 2002, our top ten customers accounted for approximately 80.4% of our total revenues

         We do not have any exclusive long-term arrangements with our customers for the continued sales of computer systems. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our operations.

         In fiscal 2001 and in the first quarter of 2002, primarily all of our sales of computer systems, peripherals and parts were to brokers or remarketers based in the United States. Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

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

If We Need Additional  Financing For The  Implementation of Our Asset Management
   Group, For Unanticipated Working Capital Needs Or To Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability To Achieve Our Business Objectives

         We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we will need to raise additional funds to implement our Asset Management Group strategy, and we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses.

         We do not yet have lending commitments from banks or other third parties and, until and unless we arrange for such commitments, we will rely on advances or investments from our principal stockholders and officers. While they have made significant loans and advances in the past, they have no obligation to advance funds to us, or invest funds in us, and, even if they may be willing to do so, may not have funds available. We cannot assure you that additional financing will be available on favorable terms or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities or investments from other lenders or investors, the debt or equity instruments will probably include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our Common stockholders.


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

         privately and publicly owned businesses such as TechsMart, Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

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


Control By Principal Stockholders'

         As a result of the completion of the Merger, Marc Sherman, Edward L. Cummings, Carl Saracino, Michael P. Sheerr and David A. Loppert, beneficially own approximately 75% of our outstanding Common Stock. As a result of their current stock ownership, Messrs. Sherman, Cummings, Saracino, Sheerr and Loppert, collectively have effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.


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


SIGNIFICANT ACCOUNTING POLICIES

         Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Financial Statements which are included herein in Part I, Item 1. These include, but are not limited to, accounting for revenue recognition, inventories, income taxes and stock compensation. While alternative methods of accounting for these items could result in different amounts to be reported under different conditions or using alternative assumptions, in the aggregate, such differences are not likely to materially or adversely affect the Company's financial condition.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

Change in Authorized Share Capital

         On January 29, 2002 a Majority in Interest of the Stockholders of Delta adopted an Action By Consent in Writing of the Board of Directors and the Majority in Interest of the Stockholders, approving and authorizing the Board of Directors to amend the Articles of Incorporation of Delta on January 30, 2002, to increase the total number of authorized shares of capital stock of Delta to Forty Million (40,000,000) shares: Thirty-five Million (35,000,000) shares of which are shares of Common Stock at $.01 par value and Five Million (5,000,000) shares of which are Preferred Stock at $.01 par value. On February 2, 2002, the Company filed its Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. with the Secretary of State of the State of Delaware.

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold/issued by us from January 1, 2002 through March 31, 2002. These shares were issued to the persons listed below in connection with the Merger, or for services rendered to Delta, without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

Name/Entity/Nature        Note      Number of             Issued            Number of Common
                                     Persons                For                  Shares
Edward L. Cummings         1            1          Merger Consideration           1,800,000
David A. Loppert           1            1          Merger Consideration           1,800,000
Carl Saracino              1            1          Merger Consideration           1,800,000
Michael P. Sheerr          1            1          Merger Consideration           1,800,000
Marc Sherman               1            1          Merger Consideration           1,800,000
Leonard P. Stone           2            1               Finders Fee                 450,000
William J. Barbera         2            1               Finders Fee                 180,000
Frederic E. Smithline      3            1            Services Rendered              600,000

------------------

1. Represents shares issued in connection with the Merger of WTI and Delta in a transaction negotiated by the WTI shareholders in connection with the Merger, which Merger transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The Merger Agreement included an acknowledgment that the sale was not registered, that the WTI shareholders were acquiring the shares for investment and not for resale, and that such shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued as a transaction fee in connection with the Merger, which transaction was exempt from registration pursuant to
        Section 4(2) of the Act. In addition, certificates representing the shares were legended to indicate that they were restricted.
3. Represents shares issued to Mr. Smithline for past services rendered to Delta , which services related to transactions exempt from registration pursuant to Section 4(2) of the Act. In addition, certificates representing the shares were legended to indicate that they were restricted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 29, 2002 a Majority in Interest of the Stockholders of Delta adopted an Action By Consent in Writing of the Board of Directors and the Majority in Interest of the Stockholders, approving and authorizing the Board of Directors to amend the Articles of Incorporation of Delta on January 30, 2002, to increase the total number of authorized shares of capital stock of Delta to Forty Million (40,000,000) shares: Thirty-five Million (35,000,000) shares of which are shares of Common Stock at $.01 par value and Five Million (5,000,000) shares of which are Preferred Stock at $.01 par value.

         On January 29, 2002, Delta had 1,769,168 shares outstanding and the Majority in Interest Stockholders held 1,057,100 of those shares (representing 59.8% of Delta's outstanding shares of common stock) all of which were voted "For" the amendment.


ITEM 5.  OTHER INFORMATION

         On April 5, 2002, the Board of Directors approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits Company to issue 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of April 16, 2002, 5,000,000 options are available to be granted under the Plan, 1,390,000 of which have previously been granted by the committee designated for such purpose. A copy of the Plan is attached hereto as Exhibit 10.6 and is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

         See List of  Exhibits  filed as part of this  quarterly  report on Form
         10-Q.

Reports on Form 8-K

         On February 13, 2002 we filed a Current Report on Form 8-K reporting that we had completed the merger with WindsorTech, Inc, and on March 27, 2002 we filed Amendment No. 1 to this Current Report on Form 8-K/A which report included the required audited financial statements of WindsorTech, Inc. (reverse acquisition).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WINDSORTECH, INC.
                                           (Registrant)

Dated:   April 16, 2002                    By:        /S/ MARC SHERMAN
                                                 -----------------------------
                                                        Marc Sherman
                                                   Chief Executive Officer

LIST OF EXHIBITS



Exhibit Number   Description

2.1 Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 8-7539)

3.1 Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **

10.1*          Employment and Non-Compete Agreement - Edward L. Cummings **

10.2*          Employment and Non-Compete Agreement - David A. Loppert **

10.3*          Employment and Non-Compete Agreement - Carl Saracino **

10.4*          Employment and Non-Compete Agreement - Michael P. Sheerr **

10.5*          Employment and Non-Compete Agreement - Marc Sherman **

10.6*          2002 Flexible Stock Plan

12.1           Statement re computation of ratios

16.1 Letter from Milton Reece, CPA ("Reece") concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece's resignation as the Registrant's principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 8-7539)

*   Management contract or compensatory plan
** Incorporated herein by reference to the same numbered exhibit in the Registrant's Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 8-7539)