Form 10QSB
period 2002-06-30
WINDSORTECH INC
filed 2002-08-19
CIK 27960

As filed with the Securities and Exchange Commission on August 19, 2002
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                           Commission File No.:0-7539

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

         The number of shares outstanding of each class of our common equity as of August 19, 2002, is as follows:

             Class of Common Equity                         Number of Shares
             ----------------------                         ----------------
             Common Stock, par value $.01                      11,999,168

                                            WINDSORTECH, INC.

                                            TABLE OF CONTENTS

   Item                                    Description                                             Page

                                     PART I - FINANCIAL INFORMATION
    1.      Financial Statements (all unaudited)
            Balance Sheets -
            June 30, 2002 and December 31, 2001                                                      3
            Statement of Operations -
            Three and Six Months Ended June 30, 2002; Three Months ended March 31, 2002;
            Three Months Ended December 31, 2001                                                     4
            Statement of Stockholders' Equity
            Six Months ended June 30, 2002                                                           5
            Statement of Cash Flows -
            Six Months Ended June 30, 2002 and Three Months Ended December 31, 2001                  6
            Notes to Financial Statements                                                            7
    2.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               10

                                       PART II - OTHER INFORMATION

    1.      Legal Proceedings                                                                       28
    2.      Changes In Securities                                                                   28
    3.      Defaults Upon Senior Securities                                                         28
    4.      Submission of Matters to a Vote of Security Holders                                     28
    5.      Other Information                                                                       28
    6.      Exhibits and Reports on Form 8-K                                                        29

 SIGNATURES                                                                                         29
 EXHIBITS                                                                                           30



Part I, Item 1
Financial Statements

-----------------------------------------------------------------------------------------------------------------------
                                                    Windsortech, Inc.
-----------------------------------------------------------------------------------------------------------------------

                                                     BALANCE SHEETS
                                                       (Unaudited)
                                                         Assets
                                                                                         June 30,        December 31,
                                                                                             2002               2001 (1)
                                                                                  -------------------------------------

Current Assets
   Cash and cash equivalents                                                       $      116,365         $    92,602
   Accounts receivable, net of reserve of $22,000 in 2002                                  92,356              51,483
   Accounts receivable - related party                                                     60,690              72,450
   Inventories                                                                            581,305             277,908
   Prepaid expenses                                                                       109,158              15,963
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                             959,874             510,406

Property And Equipment, Net                                                                41,874              35,146

Deposits                                                                                   39,587              39,287

Other Assets                                                                                   --                 900
-----------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,041,335           $ 585,739
=======================================================================================================================

                                          Liabilities And Stockholders' Equity

Current Liabilities
   Current maturities of capital lease obligation                                 $         5,147         $     4,945
   Accounts payable                                                                       151,750              67,564
   Accrued expenses                                                                       113,396             136,400
   Notes payable - officers                                                               548,000             156,000
-----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        818,293             364,909

Capital Lease Obligation                                                                    5,573               8,198
-----------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                                823,866             373,107
-----------------------------------------------------------------------------------------------------------------------

Commitments And Contingencies                                                                  --                  --

Stockholders' Equity
    Preferred shares: Authorized 5,000,000 shares in 2002
       and 2001, $0.01 par value, none issued                                                  --                  --
   Common shares: authorized 35,000,000 shares in 2002 and
      2001, $0.01 par value; 11,999,168 shares issued and
       outstanding in 2002 and 9,000,000 shares
       issued and outstanding in 2001                                                     119,992              90,000
   Additional paid-in capital                                                             130,008             160,000
   Retained earnings (deficit)                                                            (32,531)            (37,368)
-----------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                       217,469             212,632
-----------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,041,335           $ 585,739
=======================================================================================================================

(1) Represents the "Accounting Acquirers" Balance Sheet.




See the accompanying notes to financial statements.                                                       Page 3

                                                      Windsortech, Inc.
----------------------------------------------------------------------------------------------------------------------------
                                                   STATEMENTS OF OPERATIONS
                                   For The Three and Six Month Periods Ended June 30, 2002
                          And For The Three Month Periods Ended March 31, 2002 and December 31, 2001
                                                         (Unaudited)







                                               Three Months        Six Months       Three Months          Three Months
                                                      Ended             Ended              Ended                 Ended
                                              June 30, 2002     June 30, 2002     March 31, 2000    December 31, 2001(1)
                                          ----------------------------------------------------------------------------------
Revenue                                     $    1,955,224     $    4,144,913    $    2,189,689             $ 1,524,848

Cost Of Sales                                    1,674,221          3,385,870         1,711,649               1,266,808
----------------------------------------------------------------------------------------------------------------------------

Gross Profit                                       281,003            759,043           478,040                 258,040

Selling, General And Administrative
   Expenses                                        328,314            726,067           397,753                 291,577

Depreciation And Amortization                        2,420              4,733             2,313                     934

Interest Expense                                    13,053             16,632             3,580                   2,897
----------------------------------------------------------------------------------------------------------------------------

Income  (Loss) Before Provision
   (Benefit) For Income Taxes                      (62,784)            11,611            74,394                (37,368)

Provision (Benefit) For Income Taxes               (23,180)             6,774            29,953                      --
----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                           $      (39,604)    $        4,837    $       44,441             $   (37,368)

============================================================================================================================

Net Income  (Loss) Per Common Share -
   Basic and Diluted                        $       (0.003)    $        0.000    $        0.004             $    (0.004)
============================================================================================================================

Weighted Average Number Of Common
   Shares Outstanding -Basic and Diluted        11,999,168         11,499,307        10,999,445               9,000,000
============================================================================================================================

(1) Represents the "Accounting Acquirers" Statement of Operations.




See the accompanying notes to financial statements.                                                       Page 4



                                                      Windsortech, Inc.
----------------------------------------------------------------------------------------------------------------------------
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                            For The Six Months Ended June 30, 2002
                                                         (Unaudited)






                                                Common Stock                Additional        Retained                Total
                                       -------------------------------        Paid-in         Earnings         Stockholders'
                                              Number         Amount           Capital         (Deficit)               Equity
                                       -------------------------------------------------------------------------------------
Balance - December 31, 2001(1)              9,000,000     $   90,000      $   160,000         $  (37,368)          $ 212,632

Merger Consideration - Delta
States Oil, Inc. (2)                        2,999,168         29,992          (29,992)                --                  --

Net Income                                         --             --               --              4,837               4,837
----------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2002                    11,999,168     $  119,992      $   130,008         $  (32,531)          $ 217,469
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












See the accompanying notes to financial statements.                                                       Page 5



                                                  Windsortech, Inc.
 --------------------------------------------------------------------------------------------------------------------

                                               STATEMENTS OF CASH FLOWS
                For The Six Months Ended June 30, 2002 And For the Three Months Ended December 31, 2001
                                                     (Unaudited)



                                                                                          Six Months   Three Months
                                                                                               Ended          Ended
                                                                                            June 30,       December
                                                                                                2002     31, 2001(1)
                                                                                       -----------------------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                                   $       4,837    $   (37,368)
   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                         4,733            934
         Changes in assets and liabilities:
            Increase in accounts receivable                                                  (29,113)      (123,933)
            Increase in inventories                                                         (303,397)      (277,908)
            Increase in prepaid expenses and other assets                                    (93,195)       (15,963)
            (Increase) Decrease in deposits and other assets                                     600        (40,187)
            Increase in accounts payable                                                      84,186         67,564
            Increase (Decrease) in accrued expenses                                          (23,004)       136,400
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                       (354,353)      (290,461)
--------------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
   Payments for property and equipment                                                       (11,460)       (22,937)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                                     --        250,000
   Net proceeds from notes payable - officers                                                392,000        156,000
   Payments on capital lease                                                                  (2,424)            --
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                    389,576        406,000
--------------------------------------------------------------------------------------------------------------------

Net Decrease In Cash And Cash Equivalents                                                     23,763         92,602

Cash And Cash Equivalents - Beginning Of Period                                               92,602             --
--------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                              $     116,365    $    92,602
====================================================================================================================

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                                                       $      11,228    $     2,897
   Income taxes paid                                                                          72,000             --

 (1) Represents the "Accounting Acquirers" Statement of Cash Flow.


See the accompanying notes to financial statements.                                                       Page 6


                                Windsortech, Inc.
--------------------------------------------------------------------------------
                          Notes to Financial Statements

1. Basis of Presentation

         The accompanying unaudited financial statements of WindsorTech, Inc. (the "Company") as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and the three months ended March 31, 2002 and December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial statements have been made.


         The statements of operations for the three and six months ended June 30, 2002, and for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included in our Transitional Report on Form 10-KSB for the quarter ended December 31, 2001.

2. Summary of Significant Accounting Policies

         Business Organization


         WindsorTech, Inc. was incorporated in August 2001 as a New Jersey corporation ("WTI" or the "Accounting Acquirer") and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, WTI merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta, which was previously engaged in oil and gas exploration and drilling operations, had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. - see "Note 5".

         The Company purchases excess, used and off-lease as-is and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies, and either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or tears them down and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally.

         The Company is in the process of establishing an asset management group to provide complete computer asset management and recovery services to entities wishing to dispose of, upgrade or recycle their existing technological assets.

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

         Revenue Recognition


         For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms, provided that a purchase order or verbal commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when such uncertainties are resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At June 30, 2002 and at December 31, 2001 warranty reserves were not considered necessary.


         Cash And Cash Equivalents


         The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.


         Inventories


         Inventories consist primarily of computer equipment, parts and related products, and are valued at the lower of cost (average cost) or market. Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item by item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received at the Company's warehouse.


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


         Property, equipment and leasehold improvements are depreciated or amortized using the straight-line method over a 5-year period and computer software is depreciated over 3-year period..


         Deposits


         Deposits principally consist of the lease deposit for the Company's facility. The deposit is refundable at the expiration of the lease. Since the lease term extends beyond twelve months, the deposit is classified as a long-term asset.


         Income Taxes


         WTI elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger with Delta, WTI is not liable for federal income taxes, but rather the stockholders include their distributive share of the taxable income of WTI on their personal income tax returns. Certain states do not recognize S Corporation status. As of

January 31, 2002, as a result of the Merger, the Company reverted to C Corporation status under provisions of the Internal Revenue Code.


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the period from inception to December 31, 2001, or for the three and six months ended June 30, 2002, or for the three month period ended March 31, 2002, because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.


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

2. Inventory

         Inventory at June 30, 2002 and December 31, 2001 consists of:

                                                                     December 31,
                                               June 30, 2002                 2001
                                             -----------------     ----------------
   Finished goods                                   $384,767             $277,908
   Inventory in transit                              216,538                   --
   Allowance for excess and obsolescence             (20,000)                  --
                                             -----------------     ----------------
                                                    $581,305             $277,908
                                             =================     ================

3. Property And Equipment


         Property and equipment at June 30, 2002 and December 31, 2001 consists of:

                                                                 December 31,
                                           June 30, 2002                 2001
                                         -----------------    -----------------
 Furniture and fixtures                           $16,437              $16,437
 Equipment                                         22,488               18,143
 Leasehold improvements                             4,200                   --
 Computer software                                  4,416                   --
                                         -----------------    -----------------
                                                   47,541               34,580
 Less:  Accumulated depreciation                   (5,667)                (934)
                                         -----------------    -----------------
                                                   41,874               33,646
 Construction in progress                              --                1,500
                                         -----------------    -----------------
                                                  $41,874              $35,146
                                         =================    =================

         At June 30, 2002 and at December 31, 2001, equipment includes an asset acquired under a capital lease obligation in the amount of $18,143. Amortization expense of this capital lease asset is included in depreciation expense.


         Depreciation charged against income amounted to $4,733 and $934 for the six months ended June 30, 2002 and the three months ended December 31, 2001.


4. Related Party Transactions


         The Company had sales to a customer related to two stockholders and officers of the Company. Sales to this customer amounted to approximately $974,000 for the period ended June 30, 2002, and amounted to approximately $520,000 for the period ended December 31, 2001. Accounts receivable from this customer amounted to $60,690 at June 30, 2002 and $72,450 at December 31, 2001.

5. Change in Control/Merger


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


         Delta States Oil, Inc., ("Delta") a publicly owned company with approximately 3,300 shareholders, was incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981.


         As a result of the Merger, the Company is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products and is establishing a technology asset management group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.


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

6. Financing


         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000) with interest only payments at 12% payable monthly in arrears, and all interest and accrued principal due and payable on April 23, 2003. The loan agreement provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, that the principal stockholder loans will be subordinate to such permanent financing. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement.

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

         WTI, the accounting acquirer, was incorporated as a New Jersey corporation in August 2001, and commenced business operations on October 1, 2001. WTI was organized to purchase and sell large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products.

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

         As a result of the Merger, the surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products and is establishing a technology asset management group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

         The business purpose of the merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for listing on a national stock exchange.

         For accounting purposes, the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the merger is essentially a capital transaction and not a business combination. The business purpose of the merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for listing on a national stock exchange.

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger, have resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance
K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

               Name                      Age                           Position
-----------------------------------------------------------------------------------------------------------
Marc Sherman ...................         39       Chief Executive Officer, President, Director
Edward L. Cummings..............         52       Vice President, Chief Financial Officer, Treasurer
Carl Saracino ..................         32       Vice President, Operations
Michael P. Sheerr...............         45       Vice President, Sales and Procurement
David A. Loppert................         48       Vice President, Business Development, Secretary, Director


         Marc Sherman served as a director and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and as-is computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr and Ms. Weaver.


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


         Other Senior Executives who have joined the Company since its merger with Delta are:

         Robert D. Jackson, age 35, joined the Company in April 2002 as Vice President, Investor Relations. From December 1999 to August 2001, Mr. Jackson served as Vice President, Investor Relations for Applied Digital Solutions, an advanced technology development company. Prior to that Mr. Jackson served on the management team at Janus mutual funds in Denver, Colorado. From February 1997 to January 1999, Mr. Jackson was President and CEO of R.D. Jackson & Associates, Inc., an investment banking and investor relations consulting firm which he founded.

         David Harris, 35, age 35, joined the Company in May 2002 as Vice President, Information and Technology. Mr. Harris is responsible for the development, implementation and maintenance and of the Company's information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.


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


         Effective as of August 19, 2002 Ms. Weaver resigned from our board of directors for personal reasons.

WHAT WE DO

         We purchases excess, used and off-lease as-is and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies, and either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or tears them down and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally.

         We sell a wide range of used, refurbished and as-is products, including notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. The majority of the computers we offer are brand name Intel Pentium(R) class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items collectively as our "principal product". We operate in one segment and consider the sales of these products as our single source of revenue as one item. We do not consider our business to be seasonal.


         We have no patents or trademarks, nor do we sell any product under license. We have no franchise or concession agreements.


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


         This service is different from our current business practice in that we will contract with a particular customer, for a fee, to receive, inspect, test, report and, in some cases refurbish, "lots" of computer equipment. We will then, for an additional fee, assist the customer in the disposition of the computer equipment, store it for them for future use or dispose it for them in accordance with their instructions.


         We expect that the creation of the AMG will result in capital expenditures of approximately $50,000 to $200,000 for the purchase of computer software and hardware, and production and line equipment to implement the AMG backbone, and that we will increase our employee headcount from 15 employees to approximately 25 to 30 employees. See "Results of Operations - Liquidity and Capital Resources" and "Risk Factors" below.

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

         According to International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC sales for 2002 are forecasted at 125.5 million units, a 3% increase over 2001. IDC forecasts that the greatest growth in 2002 will be in the US Market, estimated at 9.3%. Moreover, IDC forecasts that the number of Internet users worldwide will increase from approximately 142 million in 1998 to 502 million in 2003. IDC's Life Cycle Value model organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. IDC estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership ("TCO"), nearly one-third as much as the original procurement. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

          o    Widely distributed equipment locations.
          o Changes in original configurations, upgrades and peripheral additions not recorded.
          o    Inoperative units.
          o    Varying cosmetic conditions.
          o    Inability to dispose of large volumes in the secondary market.
          o Deployment of expensive technical staff against low value residuals; and
          o    Original packaging destroyed making shipping more difficult.

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


         A well-designed asset management system can significantly reduce product lifecycle costs. Product lifecycles vary, but can generally be categorized as follows:

          o Power Users - state of the art equipment is purchased and refreshed every 12- 24 months.
          o Less demanding users - generally, organizations that tend to refresh their technology platforms every 30 - 36 months tend to experience the lowest lifecycle costs. This practice reduces the need to perform costly upgrades on older systems, maintains an "in-warranty" inventory, and reduces IT training load incurred when new systems are installed frequently.

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

          o Service delivery should be consistent because our system server will instruct the technicians step-by-step according to the customer's unique profile.
          o Data reliability should be high because manual entry of data will be reduced through the use of automated client/server technology.
          o Service performance will be 100% audited. No equipment will be permitted to exit the process until all specified services, e.g., hard drive erasure or sanitation, have been performed.
          o Costs should be minimized through the application of value-appropriate services and production line efficiency, eliminating the need to sort and pre-inventory the product and the client's internal costs are also reduced.
          o Complete accountability should be assured by maintaining serial number detail for all services performed.

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

HOW WE ACQUIRE PRODUCTS

         We believe our ability to acquire computer equipment in large quantities and at favorable prices is a key competitive advantage. We purchase product from finance and leasing companies, computer manufacturers, corporate information technology departments and others who look to us to be a reliable channel for disposition of products. Other sources of our products include independent brokers, federal, state and local governments, liquidators and educational institutions. In all instances, we either prepay for the product we purchase or we receive terms from the vendor from whom we purchase the product.


         We receive information about new sources of products from prior contacts, online resources to which we subscribe, advertising, industry publications, trade associations and e-mail and fax bid requests received. We remarket our products and sell our services by word of mouth, by e-mail broadcasting on certain on-line services, and through established contacts and existing customers.


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

         We provide a limited warranty on some of our products. Mostly such warranties are "DOA" warranties. ("DOA" means "Dead on Arrival" and is a customary warranty in the "computer equipment resale industry". We analyze our estimated warranty costs and provides an allowance as necessary based on experience. At June 30, 2002 and at December 31, 2001 warranty reserves were not considered necessary.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.

                                                 Three Months      Six Months       Three Months      Three Months
                                                    Ended            Ended              Ended             Ended
                                                June 30, 2002    June 30, 2002     March 31, 2002   December 31, 2002
                                            -------------------------------------------------------------------------
                                                     %                %                  %                 %
                                                    ---              ---                ---               ---
  Revenue                                           100.0            100.0              100.0             100.0
  Cost of sales                                      85.6             81.7               78.2              83.1
                                            ------------------------------------------------------------------------
  Gross profit                                       14.4             18.3               21.8              16.9
  Selling, general and administrative
      expenses                                       16.8             17.5               18.2              19.1
  Depreciation and amortization                       0.1              0.1                0.1               0.1
  Interest expense                                    0.7              0.4                0.2               0.2
                                            ------------------------------------------------------------------------
  Income (loss)  before provision                   (3.2)              0.3                3.3             (2.5)
      (benefit)for income taxes
  (Provision) benefit for income taxes                1.2            (0.2)              (1.3)                --
                                            ------------------------------------------------------------------------
  Net income (loss)                                 (2.0)              0.1                2.0             (2.5)
                                            ========================================================================

         For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta accounted for as required under the purchase method of accounting.


         The Company (for purposes of this discussion WTI, the Accounting Acquirer) commenced business operations in October 2001 and has no comparative operating history for the quarter or six month period ended June 30, 2001. The Company believes that a sequential discussion of its results, i.e. the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002, and the quarter ended March 31, 2002 compared to the quarter ended December 31, 2001 is appropriate.


Quarter Ended June 30, 2002 Compared to Quarter Ended March 31, 2002


         Revenue for the quarter ended June 30, 2002 was $1,955,224 compared to Revenue of $2,189,689 for the quarter ended March 31, 2002, a $234,465 decrease, or 10.7%. Revenue in the quarter decreased primarily because our customers cut back on spending as a result of economic uncertainties.


         Gross Profit for the quarter ended June 30, 2002 was $281,003 compared to a Gross Profit of $478,040 for the quarter ended March 31, 2002, a $197,037 decrease, or 41.2%. Gross Margin was 14.4% for the quarter ended June 30, 2002 compared to 21.8%.for the quarter ended March 31, 2002. Gross Profit and Gross Margin for the quarter decreased primarily because our customers cut back on spending as a result of economic uncertainties and because of price point pressures which resulted in a lower gross margin.


         Selling, General and Administrative Expenses for the quarter ended June 30, 2002, was $328,314 compared to Selling, General and Administrative Expenses of $397,753 for the quarter ended March 31, 2002, a $69,439 decrease, or 17.5%. Selling, General and Administrative Expense decreased in line with revenue reduction.


         Depreciation and Amortization for the quarter ended June 30, 2002, was

$2,420 compared to Depreciation and Amortization of $2,313 for the quarter ended March 31, 2002, a $107 increase as a result of asset acquisitions.


         Interest Expense for the quarter ended June 30, 2002, was $13,053 compared to Interest Expense of $3,580 for the quarter ended March 31, 2002, a $9,473 or 264.6% increase, commensurate with the increase in the Company's borrowings.


Quarter Ended March 31, 2002  Compared to Quarter Ended December 31, 2001


         Revenue for the quarter ended March 31, 2002 was $2,189,689 compared to Revenue of $1,524,848 for the quarter ended December 31, 2001, a $664,841 increase, or 43.6%. Revenue in the quarter increased as we established the business and were able to take advantage of better economic conditions.


         Gross Profit for the quarter ended March 31, 2002 was $478,040 compared to a Gross Profit of $258,040 for the quarter ended December 31, 2001, a $220,000 increase 85.3%. Gross Margin was 21.8% for the quarter ended March 31, 2002 compared to 16.9% for the quarter ended December 31, 2001. Gross Profit and Gross Margin for the quarter increased as we started to establish ourselves in the business community.


         Selling, General and Administrative Expenses for the quarter ended March 31, 2002, was $397.753 compared to Selling, General and Administrative Expenses of $291,577 for the quarter ended December 31, 2001, a $106,176 increase, or a 36.4% incr3ease over the prior quarter. Selling, General and Administrative Expense increased in line with revenue.


         Depreciation and Amortization for the quarter ended March 31, 2002, was $2,313 compared to Depreciation and Amortization of $954 for the quarter ended December 31, 2001, a $1,379 increase as a result of asset acquisitions.


         Interest Expense for the quarter ended March 31, 2002, was $3,580 compared to Interest Expense of $2,897 for the quarter ended December 31, 2002, a $683 increase, commensurate with the increase in the Company's borrowings.


Liquidity and Capital Resources

         Our current ratios at June 30, 2002 and December 31, 2001 were 1.2 and 1.4., respectively. Working capital at June 30, 2002 was $141,581 compared to $145,497 at December 31, 2001.

         Net cash used in operating activities in the six months ended June 30, 2002 was $354,353 compared to $290,461 used in the period ended December 31, 2001. Cash used in operating activities during both periods was primarily as a result of increases in accounts receivable, inventory ,and prepaid expenses, reduced by increases in accounts payable and increase/decrease in accrued expenses and by the net income (loss) for the period.

         Net cash used in investing activities was $11,460 in 2002 compared to $22,937 in 2001 . In all instances this cash was used to purchase property, equipment, leasehold improvements and computer software.

         Net cash provided by financing activities was $389,576 and $406,000 in the periods ended June 30, 2002 and December 31, 2001.

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

Uncertainty Of Future Financial Results

         We are a newly formed business, having commenced operations in October 2001. While we generated a small profit in the quarter ended June 30, 2002, we incurred a loss in fiscal 2001, and our future financial results are uncertain. There can be no assurance that we will continue to achieve profitability, and we may incur losses in the foreseeable future. Continued profitability depends upon many factors, including our ability to raise capital when needed, particularly for the implementation of our AMG, the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different divisions of our business.

Possible Fluctuations In Future Quarterly Results

         We have been in business since October 2001 and have only three quarters of historic quarterly operating results. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by IBM and other manufacturers relating to the remarketing of new and used products; the hiring and training of additional personnel; as well as general business conditions.

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

Principal Markets And Customers; Dependence On Major Customers; Risk Of Industry
     Concentration

         We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues. In the six month period ended June 30, 2002, our top ten customers accounted for approximately 69.2% of our total revenues

         We do not have any exclusive long-term arrangements with our customers for the continued sales of computer systems. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our operations.

         In fiscal 2001 and in the period ended June 30, 2002, primarily all of our sales of computer systems, peripherals and parts were to brokers or remarketers based in the United States. Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

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

The Industry In Which We Compete Is Highly Competitive

         We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

          o major manufacturers of computer equipment such as Compaq Computer Corporation, Dell Computer Corporation and IBM, each of which offer as-is, refurbished and new equipment through their websites and direct e-mail broadcast campaigns;
          o privately and publicly owned businesses such as TechsMart, Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;
          o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City(R)Stores, Inc., CompUSA and Gateway Country; and
          o online competitors and auction sites, such as the Boston Computer Exchange, Buy.com Inc., Cyberian Outpost, Inc., Egghead.com, Inc., Fairmarket, Inc., uBid and e-Bay.

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


CRITICAL ACCOUNTING POLICIES

         Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Financial Statements which are included herein in Item 15.

         The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

         The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited "DOA Warranty" on some of its sales. DOA means "Dead On Arrival" and is a common term used in the computer industry. This warranty provides that some used computers, disk drives, compact disk drives or DVD drives that do not power-up when it they are received or, in some cases, for a period of up to thirty (30) days from receipt, can be returned for a full refund, or replacement product, if available, at the customer's option. Based on an internal study by management, we determined that less that 1% of the Company's sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences, and at both December 31, 2001 and June 30, 2002 had no differences and, therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

         The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as for inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. Management continually monitors its inventory valuation, and makes an assessment of its inventory allowance on a monthly basis. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required, which would be a decrease to our inventory balance and an increase to cost of sales.

         The Company evaluates the realizability of its deferred tax assets on an ongoing basis by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. In the determination of the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and reduce tax expense. On the contrary, if the Company determined that it would not be able to realize a deferred tax asset created by net operating losses and other timing differences between the book and tax methods of accounting, an adjustment to increase the valuation allowance would be charged to income tax expense in the period such conclusion was made. Currently, the Company provides a valuation allowance for the entire deferred tax asset related to the net operating losses of Delta States Oil, Inc., due to certain change in ownership restrictions. In addition, the Company operates within multiple taxing jurisdiction and is subject to audit in these jurisdictions. Although the Company is not currently being audited by any taxing authority, there is the possibility of future audits, whose resolution could have an adverse impact of the results of operations of the Company.

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had the Company elected to account for stock-based employee compensation arrangements in accordance with SFAS No. 123 as an alternative to APB Opinion No. 25, additional expense would have been recognized in the statement of operations. The pro-forma effects of the alternative accounting method are disclosed in Footnote 5 to the financial statements. For options issued to non-employees, the Company applies SFAS No.
123. Expense is recognized using the Black -Scholes option pricing model, which contains estimates on the volatility of the stock price, the risk free interest rate, and the expected life of the options granted. The Company bases its estimates on the best available information. Increases in estimated volatility, expected life, and the risk free interest rate would all increase the amount of expense recognized in the Statement of Operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings from our majority stockholders/officers are at 12% per annum. Due to the nature of our borrowings and our lack of short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

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


Recent Sales of Unregistered Securities


         We did not issue any securities during the quarter ended June 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On April 5, 2002, the Board of Directors approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits Company to issue 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of August 19, 2002, 5,000,000 options are available to be granted under the Plan, 2,575,000 of which have previously been granted by the committee designated for such purpose.

         On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
           See List of Exhibits filed as part of this quarterly report on Form 10-Q.

Reports on Form 8-K
           None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WINDSORTECH, INC.
                                        (Registrant)

Dated:   August 19, 2002                By:    /S/ MARC SHERMAN
                                            --------------------------
                                                 Marc Sherman
                                            Chief Executive Officer

LIST OF EXHIBITS



Exhibit Number   Description

2.1              Agreement and Plan of Merger by and between WindsorTech, Inc.,
                 Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated
                 January 29, 2002 (incorporated herein by reference to Exhibit
                 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number
                 0-7539)).
3.1              Certificate of Amendment of Certificate of Incorporation of
                 WindsorTech, Inc. **
3.2***           Amended and Restated ByLaws of WindsorTech, Inc.
4.1***           Specimen Common Stock Certificate of WindsorTech, Inc.
10.1*            Employment and Non-Compete Agreement - Edward L. Cummings **
10.2*            Employment and Non-Compete Agreement - David A. Loppert **
10.3*            Employment and Non-Compete Agreement - Carl Saracino **
10.4*            Employment and Non-Compete Agreement - Michael P. Sheerr **
10.5*            Employment and Non-Compete Agreement - Marc Sherman **
10.6*            2002 Flexible Stock Plan (Incorporated herein reference to
                 Exhibit 10.6 to the Registrant's Quarterly Report on Form
                 10-QSB filed with the Commission on April 16, 2002 (Commission file number 0-7539)).
10.7***          Promissory Note executed by the Company. As of April 24, 2002 this note was paid in full.
10.8***          Loan Agreement by and among Marc Sherman, Edward L. Cummings,
                 David A. Loppert, Carl C. Saracino, Michael P. Sheerr and
                 Windsortech, Inc., on and as of April 24, 2002.
10.9***          Lease Agreement.
12.1***          Statement re computation of ratios.
16.1             Letter from Milton Reece, CPA ("Reece") concurring with the statements made by the Registrant in the Current Report on Form
                 8-K reporting Reece's resignation as the Registrant's principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number
                 0-7539)).
99.1***          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2***          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*    Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant's Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 0-7539).
***  Filed herewith.

There are no other documents required to be filed as an Exhibit as required by
Item 601 of Regulation S-K.