Form 10QSB
period 2002-09-30
WINDSORTECH INC
filed 2002-11-04
CIK 27960

As filed with the Securities and Exchange Commission on November 4, 2002
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                           Commission File No.: 0-7539

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

         The number of shares outstanding of each class of our common equity as of November 4, 2002, is as follows:

        Class of Common Equity                            Number of Shares
        ----------------------                            ----------------
        Common Stock, par value $.01                         11,999,168

                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

Item                                  Description                          Page

PART I - FINANCIAL INFORMATION

   1. Financial Statements (all unaudited)
           Balance Sheets -
               September 30, 2002 and December 31, 2001                      2
           Statements of Operations -
               Three and Nine Months Ended September 30, 2002;
               Three Months ended June 30, 2002;
               March 31, 2002 and December 31, 2001                          3
           Statement of Stockholders' Equity (Deficit) -
              Nine Months Ended September 30, 2002                           4
           Statements of Cash Flows -
              Nine Months Ended September 30, 2002 and Three
              Months ended December 31, 2001                                 5
           Notes to Financial Statements                                     6
   2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11
   3.      Controls and Procedures

PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                29
   2.      Changes In Securities                                            29
   3.      Defaults Upon Senior Securities                                  29
   4.      Submission of Matters to a Vote of Security Holders              29
   5.      Other Information                                                29
   6.      Exhibits and Reports on Form 8-K                                 30

SIGNATURES                                                                  30
CERTIFICATIONS                                                              31
EXHIBITS                                                                    33

Part I, Item 1
Financial Statements

------------------------------------------------------------------------------------------------------------------------------
                                                       WINDSORTECH, INC.
------------------------------------------------------------------------------------------------------------------------------
                                                        BALANCE SHEETS
                                                          (Unaudited)

                                                                                          September 30,          December 31,
                                                                                               2002                 2001 (1)
                                                                                           -----------           ------------
                                     Assets
Current Assets
   Cash and cash equivalents                                                               $    21,344           $    92,602
   Accounts receivable, net of reserve of $22,000 in 2002                                       76,309                51,483
   Accounts receivable - related party                                                          26,884                72,450
   Inventories                                                                                 839,193               277,908
   Prepaid expenses                                                                             96,165                15,963
------------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                                1,059,895               510,406

Property And Equipment, Net                                                                    102,668                35,146
Deposits                                                                                        39,587                39,287
Other Assets                                                                                        --                   900
------------------------------------------------------------------------------------------------------------------------------

                                                                                           $ 1,202,150           $   585,739
==============================================================================================================================

                 Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
   Current maturities of capital lease obligation                                          $     9,518           $     4,945
   Accounts payable                                                                            151,616                67,564
   Accrued expenses                                                                            143,864               136,400
   Customer deposits                                                                            18,946                    --
   Notes payable - officers, current portion                                                   496,959               156,000
------------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                             820,903               364,909
Notes Payable - Officers                                                                       500,000                    --
Capital Lease Obligation                                                                        13,495                 8,198
------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                   1,334,398               373,107
------------------------------------------------------------------------------------------------------------------------------

Commitments And Contingencies                                                                       --                    --

Stockholders' Equity (Deficit)
    Preferred shares: Authorized 5,000,000 shares in 2002
       and 2001, $0.01 par value, none issued                                                       --                    --
   Common shares: authorized 35,000,000 shares in 2002 and
      2001, $0.01 par value; 11,999,168 shares issued and
       outstanding in 2002 and 9,000,000 shares
       issued and outstanding in 2001                                                          119,992                90,000
   Additional paid-in capital                                                                  130,008               160,000
   Retained earnings (deficit)                                                                (382,248)              (37,368)
------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity (Deficit)                                                 (132,248)              212,632
------------------------------------------------------------------------------------------------------------------------------

                                                                                           $ 1,202,150           $   585,739
==============================================================================================================================

(1) Represents the "Accounting Acquirers" Balance Sheet.

------------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                                     Page 2

                                                       WINDSORTECH, INC.
------------------------------------------------------------------------------------------------------------------------------

                                                   STATEMENTS OF OPERATIONS
                                 For The Three and Nine Month Periods Ended September 30, 2002
                   and For The Three Month Periods Ended June 30, 2002, March 31, 2002 and December 31, 2001
                                                          (Unaudited)

                                        Three Months      Nine Months                                           Three Months
                                               Ended            Ended       Three Months      Three Months             Ended
                                       September 30,     September 30,             Ended             Ended      December 31,
                                                2002              2002     June 30, 2002    March 31, 2002           2001(1)
-----------------------------------------------------------------------------------------------------------------------------

Revenue                                 $  1,252,542      $  5,397,002      $  1,954,810      $  2,189,650     $  1,524,848

Cost Of Sales                              1,218,603         4,604,473         1,674,221         1,711,649        1,266,808
-----------------------------------------------------------------------------------------------------------------------------

Gross Profit                                  33,939           792,529           280,589           478,001          258,040
Selling, General And
   Administrative Expenses                   363,673         1,049,942           328,314           357,955          291,577
Depreciation And Amortization                  7,790            12,523             2,420             2,313              934
Delta Merger Expenses                             --            39,599                --            39,599               --
Interest Expense, net                         18,965            35,145            12,639             3,541            2,897
-----------------------------------------------------------------------------------------------------------------------------

Income  (Loss) Before Provision
   (Benefit) For Income Taxes               (356,489)         (344,680)          (62,784)           74,593          (37,368)

Provision (Benefit) For Income
   Taxes                                      (6,773)              200           (23,180)           30,153               --
-----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                       $   (349,716)     $   (344,880)     $    (39,604)     $     44,440     $    (37,368)
==============================================================================================================================

  Net Income  (Loss) Per Common
   Share - Basic and Diluted            $      (0.03)     $      (0.03)     $     (0.003)     $      0.004     $     (0.004)
==============================================================================================================================

Weighted Average Number Of Common
   Shares Outstanding -Basic and
   Diluted                                11,999,168        11,665,927        11,999,168        10,999,445        9,000,000
==============================================================================================================================

(1) Represents the "Accounting Acquirers" Statement of Operations.


------------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                                     Page 3

                                                   WINDSORTECH, INC.
---------------------------------------------------------------------------------------------------------------------
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     For The Nine Months Ended September 30, 2002
                                                      (Unaudited)


                                                Common Stock            Additional        Retained               Total
                                       -------------------------------     Paid-in        Earnings        Stockholders'
                                            Number           Amount        Capital        (Deficit)    Equity (Deficit)
                                       -------------------------------------------------------------------------------
Balance - December 31, 2001(1)              9,000,000     $   90,000     $  160,000      $  (37,368)     $  212,632

Merger Consideration - Delta
States Oil, Inc. (2)                        2,999,168         29,992        (29,992)             --              --

Net Loss                                           --             --             --        (344,880)       (344,880)
---------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2002               11,999,168     $  119,992     $  130,008      $ (382,248)     $ (132,248)
=====================================================================================================================

(1)  Retroactively  restated to equal the equivalent  number of shares received by the WindsorTech,  Inc.  (Accounting
Acquirer) selling shareholders in connection with the Merger.

(2) Delta States Oil, Inc. shares outstanding or issued in connection with the Merger.

---------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                                            Page 4

                                          WINDSORTECH, INC.
---------------------------------------------------------------------------------------------------

                                      STATEMENTS OF CASH FLOWS
 For The Nine Months Ended September 30, 2002 And For the Three Month Period Ended December 31, 2001
                                             (Unaudited)



                                                                        Nine Months    Three Month
                                                                              Ended   Period Ended
                                                                      September 30,   December 31,
                                                                               2002        2001(1)
                                                                        -----------    -----------
Cash Flows From Operating Activities
   Net Loss                                                              $(344,880)     $ (37,368)
   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                      12,523            934
         Changes in assets and liabilities:
            (Increase) Decrease  in accounts receivable                     20,740       (123,933)
            (Increase) in inventories                                     (561,285)      (277,908)
            (Increase) in prepaid expenses                                 (80,202)       (15,963)
            (Increase) Decrease in deposits and other assets                   600        (40,187)
            Increase in accounts payable                                    84,052         67,564
            Increase in accrued expenses                                     7,464        136,400
            Increase in customer deposits                                   18,946             --
---------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                     (842,042)      (290,461)
---------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
   Payments for property and equipment                                     (66,159)       (22,937)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                   --        250,000
   Net proceeds from notes payable - officers                              840,959        156,000
   Payments on capital leases                                               (4,016)            --
---------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                  836,943        406,000
---------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                       (71,258)        92,602

Cash And Cash Equivalents - Beginning Of Period                             92,602             --
---------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                $  21,344      $  92,602
===================================================================================================

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                                         $  11,525      $   2,897
   Income taxes paid                                                        72,200             --

(1) Represents the "Accounting Acquirers" Statement of Cash Flow.


---------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                          Page 5

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          Notes to Financial Statements


1.     Basis of Presentation

       The accompanying unaudited financial statements of WindsorTech, Inc. ("WTI", the "Company" or the "Accounting Acquirer") as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and for the three months ended June 30, 2002, March 31, 2002 and December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 301 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


       The statements of operations for the three and nine months ended September 30, 2002, and for the three months ended June 30 2002 and March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the financial statements and related notes thereto included in our Transitional Report on Form 10-KSB for the quarter ended December 31, 2001.

2.     Summary of Significant Accounting Policies


       Business Organization


       The Company was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta, which was previously engaged in oil and gas exploration and drilling operations, had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. See Note 6 below.


       The Company purchases excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies, and either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally.


       The Company is in the process of establishing an asset management group ("AMG") to provide complete computer asset management and recovery services to entities wishing to dispose of, upgrade or recycle their existing technological assets.


       Estimates

       The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          Notes to Financial Statements

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       Revenue Recognition


       For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order or verbal commitment has been received or a contract has been executed, there generally are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.


       Cash And Cash Equivalents


       The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.


       Inventories


       Inventories consist primarily of computer equipment, parts and related products, and are valued at the lower of cost (average cost) or market.
Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item-by-item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company's facility.


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


       Property, equipment, leasehold improvements and computer software are depreciated or amortized using the straight-line method over 2 to 5-year periods.


       Deposits


       Deposits principally consist of the lease deposit for the Company's New Jersey facility. The deposit is refundable at the expiration of the lease. Since the lease term extends beyond twelve months, the deposit is classified as a long-term asset.


       Income Taxes


       At the commencement of its operations, WTI elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger with Delta, the Company was not liable for federal income taxes, but rather the stockholders will include their distributive

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          Notes to Financial Statements

share of the taxable income or loss of the Company on their 2002 personal income tax returns. As of January 31, 2002, as a result of the Merger, the Company reverted to C Corporation status under the Internal Revenue Code.


       Earnings (Loss) Per Share


       Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the period from inception to December 31, 2001, or for the three and nine months ended September 30, 2002, or for the three month periods ended June 30, 2002 and March 31, 2002, because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.


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

3.     Inventories

       Inventories at September 30, 2002 and December 31, 2001 consist of:

                                                  September 30,         December 31,
                                                           2002                 2001
                                                  -------------         ------------
       Finished goods                                 $ 614,525           $ 277,908
       Inventory in transit                             244,668                  --
       Allowance for excess and obsolescence            (20,000)                 --
                                                      ---------           ---------
                                                      $ 839,193           $ 277,908
                                                      =========           =========

                                WINDSORTECH, INC.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

3.     Property And Equipment


       Property and equipment at September 30, 2002 and December 31, 2001 comprise:

                                            September 30,         December 31,
                                                     2002                 2001
                                            -------------         ------------
       Furniture and fixtures                   $  14,037           $  14,037
       Equipment                                   36,479              18,143
       Leasehold improvements                       7,427                  --
       Computer equipment and software             58,183                  --
                                                ---------           ---------
                                                  116,126              32,180
       Less:  accumulated depreciation            (13,458)               (934)
                                                ---------           ---------
                                                  102,668              31,246
       Construction in progress                        --               3,900
                                                ---------           ---------
                                                $ 102,668           $  35,146
                                                =========           =========

       At September 30, 2002 and at December 31, 2001, equipment includes assets acquired under capital lease obligations in the amount of $32,135 and $18,143, respectively. Amortization expense of these capital lease assets is included in depreciation expense.


       Depreciation charged against income amounted to $12,523 and $934 for the nine months ended September 30, 2002 and the three months ended December 31, 2001.

4.     Capital Leases

       The Company leases certain equipment under non-cancelable capital leases. The assets acquired under these leases have been capitalized and the related obligations included in capital lease obligations in the financial statements. The remaining future minimum lease payments at September 30, 2002 are due as follows:

       Year                                                           Amount
       ------------------------------------------------------------------------

       2002                                                          $  2,758
       2003                                                            11,032
       2004                                                             8,123
       2005                                                             3,477
       ------------------------------------------------------------------------
       Total future minimum lease payments                             25,390
       Less: Amount representing interest                              (2,377)
       ------------------------------------------------------------------------
       Present value of future minimum lease payments                  23,013
       Less:  Current portion                                          (9,518)
       ------------------------------------------------------------------------
                                                                     $ 13,495
       ========================================================================

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          Notes to Financial Statements

5.     Related Party Transactions


       The Company had sales to a customer related to two stockholders and two officers of the Company. Sales to this customer amounted to approximately $1,072,000 for the nine month period ended September 30, 2002, and amounted to approximately $520,000 for the three month period ended December 31, 2001. Accounts receivable from this customer amounted to $26,884 at September 30, 2002 and $72,450 at December 31, 2001.


6.     Change in Control/Merger


       On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among the Company, Delta States Oil, Inc. and Alfred D. Morgan, PhD., the Company was merged with and into Delta in a tax-free merger ("Merger"), and Delta was renamed WindsorTech, Inc. Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75%, of which are owned in equal amounts by Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert.


       Delta, a publicly owned company with approximately 3,300 shareholders, was incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981.


       As a result of the Merger, the Company is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and is establishing a technology asset management group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.


       For accounting purposes, the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Company and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the merger is essentially a capital transaction and not a business combination.


7.     Financing


       On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000) with interest only payments at 12% payable monthly in arrears, and all interest and accrued principal due and payable on January 31, 2004. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short-term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The
Company and the principal stockholders also entered into an InterCreditor Agreement.

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

BUSINESS DESCRIPTION

Recent Developments - Change of Control of the Company; Merger of
     WindsorTech, Inc. with and into Delta States Oil, Inc.

       On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among the Company, Delta States Oil, Inc. and Alfred D. Morgan, PhD., the Company was merged with and into Delta in a tax-free merger ("Merger"), and Delta was renamed WindsorTech, Inc. Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75%, of which are owned in equal amounts by Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert.

       WTI, the accounting acquirer, was incorporated as a New Jersey corporation in August 2001, and commenced business operations on October 1, 2001. WTI was organized to purchase and sell large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products.

       Delta, a publicly owned company with approximately 3,300 shareholders, was incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta and was previously engaged in oil and gas exploration and drilling operations but had not engaged in any active business since May 4, 1981.

       As a result of the Merger, the surviving company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and is establishing a technology asset management group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

       The business purpose of the merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for listing on a national stock exchange.

       For accounting purposes, the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Company and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the merger is essentially a capital transaction and not a business combination.

       Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

               Name                      Age                             Position
---------------------------------------------------------------------------------------------------------------
Marc Sherman ...................         39       Chairman, Chief Executive Officer, President, Director
Edward L. Cummings..............         52       Vice President, Chief Financial Officer, Treasurer
Carl C. Saracino................         32       Vice President, Operations
Michael P. Sheerr...............         45       Vice President, Sales
David A. Loppert................         48       Vice President, Business Development, Secretary, Director

       Marc Sherman served as a director and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr and Ms. Weaver.


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


       Carl C. Saracino served as Vice President, Operations of Intellesale, Inc. from July 1999 to June 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as operations manager. Prior to that he served as assistant to Mr. Sherman in several of Mr. Sherman's businesses.


       Michael P. Sheerr served as Vice President of Cybertech, Inc., a company engaged in remarketing computer memory, from January 2001 to September 2001. From September 1997 to January 2001 he was Vice President of Garden State Metals, a metal trading company. From October 1992 to September 1997 he owned Consolidated Metal Trading, a metal trading company. From 1984 to October 1992 he was Vice President and owner of Pennmetal, Inc., a metal trading company. Mr. Sheerr is the brother-in-law of Mr. Sherman.


         David A. Loppert served as Chief Executive Officer of SysComm International Corporation, a network and systems integrator, from December 2000 to July 2001. From February 1997 to November 2000, he was Vice President, Chief Financial Officer and Assistant Secretary of Applied Digital Solutions, Inc., an advanced technology development company. From 1996 to 1997, he was Chief
Financial Officer of Bingo Brain, Inc., a manufacturer of a hand-held bingo computer, and from 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc. and Ricochet International, L.L.C, both of which were involved in the importation and distribution of footwear. Mr. Loppert started his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg, and was designated a Chartered Accountant (South Africa) in 1980.


         Other Senior Executives who have joined the Company since its merger with Delta are:

         Robert D. Jackson, age 35, joined the Company in April 2002 as Vice President, AMG Marketing and Investor Relations. From December 1999 to August 2001, Mr. Jackson served as Vice President, Investor Relations for Applied Digital Solutions, an advanced technology development company. Prior to that Mr. Jackson served on the management team at Janus mutual funds in Denver, Colorado. From February 1997 to January 1999, Mr. Jackson was President and CEO of R.D. Jackson & Associates, Inc., an investment banking and investor relations consulting firm which he founded.

       David Harris, age 35, joined the Company in May 2002 as Vice President, Information and Technology. Mr. Harris is responsible for the development, implementation and maintenance of the Company's information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.


       Constance K. Weaver resigned as a director on August 19, 2002 for personal reasons and the vacancy created by her resignation has not yet been filled. Set forth below is the name and the present principal occupation and employment of our outside director.


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

WHAT WE DO

       We purchase excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies, leasing and finance companies, and either remarket those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or we disassemble them and separate and sell the components as parts and recycle the unsaleable components, such as metal covers, plastics and other components.


       We sell a wide range of used, refurbished and "as-is" products, including notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. The majority of the computers we offer are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items to be our "principal product". We operate in one segment and consider the sales of these products as our single source of revenue as one item. Our business is marginally seasonal, with the July - September period usually being slower than other periods.


       We have no patents or trademarks, nor do we sell any product under license. We have no franchise or concession agreements.


       We are in the process of establishing an Asset Management Group ("AMG") to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the asset.

One of the many benefits from providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire the right of first refusal on our client's computer asset base.


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


       We expect that the final cost to fully implement our AMG will result in capital expenditures of approximately $50,000 to $200,000 for the purchase of computer software and hardware, material handling equipment and leasehold improvements to implement the AMG backbone, and that we will increase our employee headcount from 15 employees to approximately 25 to 30 employees. As of September 30, 2002, we had expended approximately $60,000 towards this goal. See "Results of Operations - Liquidity and Capital Resources" and "Risk Factors" below.

OUR BUSINESS MODEL

       Demand for refurbished, used or "as-is" brand name computer equipment is growing as consumers realize they can purchase excess/used/refurbished/"as-is" products that can serve their needs at substantial discounts from the price of new product. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.


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

       o a large and growing number of installed personal computers in the home and workplace.

       o multiple computers in the home and workplace fueled by increased use and acceptance of the Internet among consumer and business users; and

       o increased need for large leasing companies and corporations to manage their computer assets cost effectively.

         According to International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC sales for 2002 are forecasted at 125.5 million units, a 3% increase over 2001. IDC forecasts that the greatest growth in 2002 will be in the US Market, estimated at 9.3%. Moreover, IDC forecasts that the number of Internet users worldwide will increase from approximately 142 million in 1998 to 502 million in 2003. IDC's Life Cycle Value model organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. IDC estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership ("TCO"), nearly one-third as much as the original procurement cost. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

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

         Substantial TCO savings are possible based on the timing of the purchase within the product life cycle, the technology refresh rate within the enterprise and end-of-life management practices. Assuming that an item is purchased soon after its introduction, the following table shows the estimated residual value related to the product cycle:

             Months                           Event                    Value % of Purchase
-------------------------------------------------------------------------------------------------
               6                   First round of discounting                  70%
               12                    End-of-life discounting                   45%
               15                     Product discontinued                     30%
               36                         Salvage price                        10%

       In recent years, the number of companies leasing rather than purchasing computer equipment has increased significantly, primarily due to shorter product life cycles. Corporate leases generally have a three-year term after which the equipment is replaced and a new lease cycle begins. Off-lease equipment is generally from brand-name manufacturers and still has a relatively high resale value whether refurbished or not.


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


       The disposal of refurbished and excess inventory computer equipment represents a substantial burden on most owners. These computers and accessories are currently sold through many different outlets, including wholesale distributors, catalogs, company stores or outlets, resellers and specialized retailers, as well as mass merchants that are not committed to the resale of these goods and generally sell them as a supplementary product line. Because of the highly fragmented and relatively undeveloped nature of the market for this product, prices received by leasing companies and vendors tend to be highly variable and subject to negotiation based on quantity, age and condition of the product. Our experience has indicated that leasing companies and vendors look favorably upon a distribution channel that enables them to dispose of significant quantities of product quickly without affecting their traditional sales channels.

       A proactive, well-defined end of life management policy reduces our client's total cost of equipment ownership. Our clients are able to deploy their information technology specialists much more productively, without having to worry about end of life equipment disposal. End-of-life disposition costs for older technology often exceed the market value of such asset, resulting in negative residuals. One of our objectives is to prevent clients from incurring the expense of negative residuals simply because they lack an effective end-of-life management program. The key to avoiding negative residuals is to retire an asset while its market value is still sufficient to outweigh its disposition costs.


       By having a well-designed asset management system, we can and will assist our clients in significantly reducing their product lifecycle costs. Product lifecycles vary, but can generally be categorized as follows:

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

       Used technology presents a unique set of operational challenges that our asset management system addresses:

       o used system configurations are inconsistent - many have had upgrades and peripheral parts added or removed.

       o      many used systems are not in good working condition.

       o many used systems have cosmetic damage that may affect value and suitability for other use.

       o used systems contain proprietary data and software licenses which must be erased before reuse.

       o the relatively low value of used systems prohibits costly manual processing methods.

       The asset management system we are implementing has been designed to process an unsorted stream of technology according to a service profile we will develop for each client. Comprehensive reporting provides a tool for managing the asset base. Using proprietary technology, used equipment will be registered, evaluated and then routed to a series of services designed to maximize value for the owner of the equipment. The process will be fully documented for each system in our database and:

       o service delivery should be consistent because our proprietary system will instruct the technicians step-by-step according to the customer's unique profile.

       o data reliability should be high because manual entry of data will be reduced through the use of our proprietary technology.

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


       We provide a limited warranty on some of our products. Mostly such warranties are "DOA" warranties. ("DOA" means "Dead on Arrival" and is a customary warranty in the "computer equipment resale industry"). We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At September 30, 2002 and at December 31, 2001 warranty reserves were not considered necessary.

HOW WE DETERMINE SELLING PRICES

       We determine our selling prices on the basis of current market conditions and the number of items we have on hand, as well as our target profit margins for various types of products. In setting the prices, we compare prices of similar new equipment, if any, as well as prices offered by our competitors for similar products over the Internet using such sources as on-line auction houses, sophisticated search tools, trade publications and in other published advertisements. Given the nature of our products and the rapid technological changes in the industry, we may have to reduce prices over time, and a portion of our inventory may have to be recycled or sold as scrap. However, we take these factors into account when we purchase equipment.

       Customers place orders by telephone, fax or via e-mail. On accepted orders, a sales order and picking slips are generated and delivered to our warehouse for processing. The product is picked and appropriately packed with foam packing, bubble wrap or other packaging material, and the order is shipped by United Parcel Services, Federal Express or by common carrier. On average, we currently ship products within 24 to 48 hours following receipt of the order.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.

                                         Three Months     Nine Months                                   Three Months
                                                Ended           Ended    Three Months    Three Months          Ended
                                        September 30,   September 30,           Ended           Ended   December 31,
                                                 2002            2002   June 30, 2002  March 31, 2002           2002
                                            --------------------------------------------------------------------------
                                                  %               %               %               %             %
                                                 ---             ---             ---             ---           ---
Revenue                                         100.0           100.0           100.0           100.0          100.0
Cost of sales                                    97.3            85.3            85.6            78.2           83.1
                                            --------------------------------------------------------------------------
Gross profit                                      2.7            14.7            14.4            21.8           16.9
Selling, general and administrative
    expenses                                     29.0            19.5            16.8            16.3           19.1
Depreciation and amortization                     0.6             0.2             0.1             0.1            0.1
Delta Merger Expenses                            --               0.7            --               1.8           --
Interest expense, net                             1.5             0.7             0.6             0.2            0.2
                                            --------------------------------------------------------------------------
Income (loss) before provision                  (28.4)           (6.4)           (3.1)            3.4           (2.5)
    (benefit)for income taxes
Provision (benefit) for income taxes             (0.5)           --              (1.1)            1.4           --
                                            --------------------------------------------------------------------------
Net income (loss)                               (27.9)           (6.4)           (2.0)            2.0           (2.5)
                                            ==========================================================================

       For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical results for WTI prior to the Merger became those of the Company after the Merger and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting.


       The Company commenced business operations in October 2001 and has no comparative operating history for the quarter or nine month period ended September 30, 2001. The Company believes that a sequential discussion of its results, i.e. the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002; the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002, and the quarter ended March 31, 2002 compared to the quarter ended December 31, 2001 is appropriate and, accordingly, this discussion is presented.

Quarter Ended September 30, 2002 Compared to Quarter Ended June 30, 2002

         Revenue for the quarter ended September 30, 2002 was $1,252,542 compared to Revenue of $1,954,810 for the quarter ended June 30, 2002, a $702,268 decrease, or 35.9%. Revenue decreased significantly in the current quarter due to the cancellation of a large order from a single customer for whom we had prepurchased equipment that we were unable to immediately resell. Additionally, sales in this quarter are traditionally lower than other quarters due to customers, particularly, European and Asian customers, taking vacations in August.


       Gross Profit for the quarter ended September 30, 2002 was $33,939 compared to a Gross Profit of $280,589 for the quarter ended June 30, 2002, a $246,650 decrease, or 87.9%. Gross Margin was 2.7% for the quarter ended September 30, 2002 compared to 14.4% for the quarter ended June 30, 2002. Gross Profit and Gross Margin for the quarter decreased because of lower sales and greater fixed overhead cost.


       Selling,  General  and  Administrative  Expenses  for the  quarter  ended
September 30, 2002, were $363,673 compared to Selling, General and Administrative Expenses of $328,314 for the quarter ended June 30, 2002, a $35,359 increase, or 10.8%. Selling, General and Administrative Expense increased as a result of staff hired during the middle of the second quarter who were employed for the full third quarter, a significant increase in medical insurance, a new directors and officers liability insurance program, and an increase in professional fees.


       Depreciation and Amortization for the quarter ended September 30, 2002, was $7,790 compared to Depreciation and Amortization of $2,420 for the quarter ended June 30, 2002, a $5,370 increase, or 221.9%, due to the acquisition of equipment and software in the quarter.


       Interest Expense for the quarter ended September 30, 2002, was $18,965 compared to Interest Expense of $12,639 for the quarter ended June 30, 2002, a $6,326 or 50.1% increase, commensurate with the increase in the Company's borrowings.


       The Company did not recognize a tax benefit in the current quarter and reversed prior quarters benefits.


Quarter Ended June 30, 2002 Compared to Quarter Ended March 31, 2002


       Revenue for the quarter ended June 30, 2002 was $1,954,810 compared to Revenue of $2,189,650 for the quarter ended March 31, 2002, a $234,840 decrease, or 10.7%. Revenue in the quarter decreased primarily because our customers cut back on spending as a result of economic uncertainties.


       Gross Profit for the quarter ended June 30, 2002 was $280,589 compared to a Gross Profit of $478,001 for the quarter ended March 31, 2002, a $197,412 decrease, or 41.3%. Gross Margin was 14.4% for the quarter ended June 30, 2002 compared to 21.8%.for the quarter ended March 31, 2002. Gross Profit and Gross Margin for the quarter decreased primarily because our customers cut back on spending as a result of economic uncertainties and because of price point pressures which resulted in a lower gross margin.


       Selling, General and Administrative Expenses for the quarter ended June 30, 2002, were $328,314 compared to Selling, General and Administrative Expenses of $357,955 for the quarter ended March 31, 2002, a $29,641 decrease, or 8.3%. Selling, General and Administrative Expense decreased in line with revenue reduction.

       Depreciation and Amortization for the quarter ended June 30, 2002, was $2,420 compared to Depreciation and Amortization of $2,313 for the quarter ended March 31, 2002, a $107 increase as a result of asset acquisitions.


       Delta Merger Expenses declined by $39,599 or 100% in the quarter ended June 30, 2002. These expenses were incurred in the quarter ended March 31, 2002 in connection with the Merger.


       Interest Expense for the quarter ended June 30, 2002, was $12,639 compared to Interest Expense of $3,541 for the quarter ended March 31, 2002, a $9,098 or 256.9% increase, commensurate with the increase in the Company's borrowings.


Quarter Ended March 31, 2002 Compared to Quarter Ended December 31, 2001


       Revenue for the quarter ended March 31, 2002 was $2,189,650 compared to Revenue of $1,524,848 for the quarter ended December 31, 2001, a $664,802 increase, or 43.6%. Revenue in the quarter increased as consumers resumed spending postponed from the prior quarter.


       Gross Profit for the quarter ended March 31, 2002 was $478,001 compared to a Gross Profit of $258,040 for the quarter ended December 31, 2001, a $219,961 increase, or 85.2%. Gross Margin was 21.8% for the quarter ended March 31, 2002 compared to 16.9% for the quarter ended December 31, 2001. Gross Profit and Gross Margin for the quarter increased as consumers resumed spending postponed from the prior quarter.


       Selling, General and Administrative Expenses for the quarter ended March 31, 2002, were $357,955 compared to Selling, General and Administrative Expenses of $291,577 for the quarter ended December 31, 2001, a $66,378 increase, or a 22.8% increase over the prior quarter. Selling, General and Administrative Expense increased in line with revenue.


       Depreciation and Amortization for the quarter ended March 31, 2002, was $2,313 compared to Depreciation and Amortization of $934 for the quarter ended December 31, 2001, a $1,379 increase as a result of asset acquisitions.


       Delta Merger Expenses of $39,599 were incurred in the quarter ended March 31, 2002 in connection with the Merger.


       Interest Expense for the quarter ended March 31, 2002, was $3,541 compared to Interest Expense of $2,897 for the quarter ended December 31, 2001, a $644 increase, commensurate with the increase in the Company's borrowings.


Liquidity and Capital Resources

       Our current ratios at September 30, 2002 and December 31, 2001 were 1.3 and 1.4, respectively. Working capital at September 30, 2002 was $238,992 compared to $145,497 at December 31, 2001.

       Net cash used in operating activities in the nine months ended September 30, 2002 was $842,042 compared to $290,461 used in the period ended December 31, 2001. Cash used in operating activities during both periods was primarily as a result of increases in inventory and prepaid expenses, and an increase in accounts receivable in 2001, reduced by increases in accounts payable, accrued expenses and customer deposits and a decrease in accounts receivable in 2002 and by the net loss incurred in both periods.

       Net cash used in investing activities in the nine months ended September 30, 2002 was $66,159 compared to $22,937 used in the period ended December 31, 2001. This cash was used to purchase property, equipment, computer software and fund leasehold improvements.

       Net cash provided by financing activities in the nine months ended September 30, 2002 was $836,943 compared to $406,000 in the period December 31, 2001. Cash was provided in 2002 from loans from officers offset by principal payments on capital leases. Cash in 2001 was provided by the sale of common stock and loans from officers.

       We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we will need to borrow or raise additional funds to finance the implementation of the AMG, and we may need to borrow or raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

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

       All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

       o      our growth strategies.
       o      anticipated trends in our business and demographics.
       o      regulatory, competitive or other economic influences.

       Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships, development of the AMG and future business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

       In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein, and from time to time in our other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference.

Uncertainty Of Future Financial Results

       We are a newly formed business, having commenced operations in October 2001. We incurred a substantial loss in the quarter ended September 30, 2002, and had losses in two out of three quarters in 2002 and a loss in the quarter ended December 31, 2001. Our future financial results are uncertain. There can be no assurance that we will achieve profitability, and we may continue to incur losses in the foreseeable future. Achieving profitability depends upon many factors, including our ability to raise capital when needed, particularly for the implementation of the AMG, the success of our various marketing programs, and the maintenance or reduction of expense levels.

Possible Fluctuations In Future Quarterly Results

       We have been in business since October 2001 and have only four quarters of historic quarterly operating results, only one of which has been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of our delivery of significant orders; the ability of vendors to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used products; the hiring and training of additional personnel; as well as economic and general business conditions.

       We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic unavailability of product, which may result in the delay of payment from certain customers until their entire order is shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below the expectations of public market analysts and investors and, as a result, any future public offering of shares of our Common Stock could be materially adversely affected.

Principal Markets And Customers; Dependence On Major Customers; Risk
     Of Industry Concentration

       We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues. In the nine month period ended September 30, 2002, our top ten customers accounted for approximately 59.6% of our total revenues. One of those customers is a "related party" for accounting purposes.

       We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our operations.

       In fiscal 2001 and in the nine month period ended September 30, 2002, primarily all of our sales of computer systems, peripherals and parts were to brokers or remarketers based in the United States.

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

We Rely On Merchandise Vendors As Sources For Our Products

       The availability of off-lease and excess inventory computer equipment is unpredictable. We have no long-term arrangements with our vendors that assure the availability of product. We purchase products from more than 25 different vendors, although we have no formal commitments with any of them. We cannot assure you that our current vendors will continue to sell product to us as they have in the past, or that we will be able to establish new vendor relationships that ensure product will be available to us in sufficient quantities and at favorable prices. If we are unable to obtain sufficient quantities of products at favorable prices, our business will be adversely affected. In addition, we may become obligated to deliver specified types of computer equipment in a short time period and, in some cases, at specified prices. Because we have no formal relationships with vendors, we may not be able to obtain the required equipment in sufficient quantities in a timely manner, which could adversely affect our ability to fulfill these obligations.

We Are Subject To Risks That Our Inventory May Decline Before We Sell It
     Or That We May Not Be Able To Sell The Inventory At The Prices We
     Anticipate

       We purchase and warehouse inventory, most of which is "as-is" or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

Declining Prices For New Computer Equipment Could Reduce Demand For
     Our Products

       The cost of new computer equipment, particularly personal computers, has declined dramatically in recent years. As the price of new computer products declines, consumers may be less likely to purchase refurbished computer equipment unless there is a substantial discount to the price of the new equipment. Accordingly, if we were to sell "as-is" or refurbished equipment directly to end users, we would have to offer the products at a substantial discount to the price of new products. As prices of new products continue to decrease, our revenue, profit margins and earnings could be adversely affected. There can be no assurance that we will be able to maintain a sufficient pricing differential between new products and our "as-is" or refurbished products to avoid adversely affecting our revenues, profit margins and earnings.

If We Need Additional Financing For The Implementation of Our Asset
     Management Group, For Unanticipated Working Capital Needs Or To Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability To Achieve Our Business Objectives

       We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we will need to borrow or raise additional funds to implement our Asset Management Group strategy, and we may need to borrow or raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses.

       We do not have lending commitments from banks or other third parties and, until and unless we arrange for such commitments, we will rely on advances or investments from our principal stockholders and officers. While they have made significant loans and advances in the past, they have no obligation to advance funds to us, or invest funds in us and even if they may be willing to do so. We cannot assure you that additional financing will be available on favorable terms or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities or investments from other lenders or investors, the debt or equity instruments will probably include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our common stockholders.


If We Experience Problems In Our Distribution Operations, We Could Lose
     Customers

       In addition to product vendors, we depend on several other third parties over which we have limited control, including, in particular, Federal Express, United Parcel Service and common carriers for delivery of products to and from our distribution facility and to our customers. We have no long-term relationships with any of those parties. We are therefore subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such carriers to deliver products to our customers in a timely manner, which could damage our reputation and name.

The Industry In Which We Compete Is Highly Competitive

       We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

       o major manufacturers of computer equipment such as, Dell Computer Corporation, Hewlett Packard and IBM, each of which offer "as-is", refurbished and new equipment through their websites and direct e-mail broadcast campaigns and on e-Bay;

       o      privately  and  publicly  owned   businesses  such  as  TechsMart,
              Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

       o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and

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


Control By Principal Stockholders'

       As a result of the completion of the Merger, Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert, beneficially own approximately 75% of our outstanding Common Stock. As a result of their current stock ownership, Messrs. Sherman, Cummings, Saracino, Sheerr and Loppert, collectively have effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.


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

CRITICAL ACCOUNTING POLICIES


       Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Financial Statements which are included herein in Item I.


       The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.


       The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited "DOA Warranty" on some of its sales. DOA means "Dead On Arrival" and is a common term used in the computer industry. This warranty provides that some used computers, disk drives, compact disk drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to sixty (60) days from receipt, can be returned for a full refund, or replacement product, if available, at the customer's option. Based on an internal study by management, the Company has determined that less that 1% of its sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by disassembling it and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences, and at both December 31, 2001 and September 30, 2002 had no differences and, therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.


       The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as for inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. Management continually monitors its inventory valuation, and makes an assessment of its inventory allowance on a monthly basis. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required, which would be a decrease to inventory and an increase to cost of sales.


         The Company evaluates the realizability of its deferred tax assets on an ongoing basis by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. In the determination of the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and reduce tax expense. On the contrary, if the Company determined that it would not be able to realize a deferred tax asset created by net operating losses and other timing differences between the book and tax methods of accounting, an adjustment to increase the valuation allowance would be charged to income tax expense in the period such conclusion was made. Currently, the Company has provided for a valuation allowance. In addition, the Company operates within multiple taxing jurisdiction and is subject to audit in these jurisdictions. Although the Company is not currently being audited by any taxing authority, there is the possibility of future audits, whose resolution could have an adverse impact of the results of operations and cash flows of the Company.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings from our majority stockholders/officers are at 12% per annum. Due to the nature of our borrowings and our lack of short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.


ITEM 3    CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


       The management of the Company including Mr. Marc Sherman, Chief Executive Officer, and Mr. Edward L. Cummings, Chief Financial Officer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of October 22, 2002, the date of the conclusion of the evaluation.


       Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after October 22, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

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


Recent Sales of Unregistered Securities


       We did not issue any securities during the quarter ended September 30, 2002.


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

                                              WINDSORTECH, INC.
                                              (Registrant)

Dated:   November 4, 2002                     By:        /S/ MARC SHERMAN
                                                    ----------------------------
                                                           Marc Sherman
                                                      Chief Executive Officer

                                  CERTIFICATION


I, Marc Sherman, certify that:

1)     I have  reviewed  this  quarterly  report on Form 10-QSB of  WindsorTech,
       Inc.:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

       b)     evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002                                /s/ Marc Sherman
                                                      --------------------------
                                                      Marc Sherman
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                  CERTIFICATION


I, Edward L. Cummings, certify that:

1)     I have  reviewed  this  quarterly  report on Form 10-QSB of  WindsorTech,
       Inc.:

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

       b)     evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002                                /s/ Edward L. Cummings
                                                      --------------------------
                                                      Edward L. Cummings
                                                      Chief Financial Officer

LIST OF EXHIBITS

Exhibit
Number    Description
--------------------------------------------------------------------------------

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

3.1       Certificate   of  Amendment  of  Certificate   of   Incorporation   of
          WindsorTech, Inc. **

3.2 Amended and Restated ByLaws of WindsorTech, Inc. (Incorporated herein reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 0-7539)).

4.1 Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated herein reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 0-7539)).

10.1*     Employment and Non-Compete Agreement - Edward L. Cummings **

10.2*     Employment and Non-Compete Agreement - David A. Loppert **

10.3*     Employment and Non-Compete Agreement - Carl C. Saracino **

10.4*     Employment and Non-Compete Agreement - Michael P. Sheerr **

10.5*     Employment and Non-Compete Agreement - Marc Sherman **

10.6*     2002 Flexible  Stock Plan  (Incorporated  herein  reference to Exhibit
          10.6 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on April 16, 2002 (Commission file number 0-7539)).

10.7 Promissory Note executed by the Company. As of April 24, 2002 this note was paid in full (Incorporated herein reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 0-7539)).

10.8 Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and Windsortech, Inc., on and as of April 24, 2002 (Incorporated herein reference to Exhibit
          10.8 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 0-7539)).

10.9 Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 0-7539)).

10.10*** Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and Windsortech, Inc., on and as of September 30, 2002

12.1***   Statement re computation of ratios.

16.1 Letter from Milton Reece, CPA ("Reece") concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece's resignation as the Registrant's principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 0-7539)).

Exhibit
Number    Description
--------------------------------------------------------------------------------

99.1*** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
*    Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant's Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 0-7539).
***  Attached hereto

There are no other  documents  required to be filed as an Exhibit as required by
Item 601 of Regulation S-K.