Form 10KSB
period 2002-12-31
WINDSORTECH INC
filed 2003-02-20
CIK 27960

As filed with the Securities and Exchange Commission on February 20, 2003
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------
                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


     Issuer's revenues for its most recent fiscal year: $6,543,147


     The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant is not ascertainable as there have been no reported sales or bids of such common stock, to the knowledge of the Registrant or its management.


     The number of shares outstanding of each class of our common equity as of February 11, 2003 is as follows:

Class of Common Equity                                          Number of Shares
----------------------                                          ----------------
Common Stock, par value $.01                                       14,914,168

     Documents incorporated by reference: None





                                                   TABLE OF CONTENTS

  ITEM                                             DESCRIPTION                                               PAGE


                                                      PART I

   1.      Description of Business                                                                             1
   2.      Description of Property                                                                             8
   3.      Legal Proceedings                                                                                   8
   4.      Submissions of Matters to a Vote of Security Holders                                                8


                                                     PART II

    5      Market for Common Equity and Related Stockholder Matters                                            9
    6      Management's Discussion And Analysis of Financial Condition and Results of Operations              11
   7.      Financial Statements                                                                               22
   8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               22

                                                     PART III

   9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                                                                23
   10.     Executive Compensation                                                                             26
   11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters                                                                                            28
   12.     Certain Relationships and Related Transactions                                                     28
   13.     Exhibits And Reports on Form 8-K                                                                   29
   14.     Controls And Procedures                                                                            29


           Signatures                                                                                         31
           Certifications                                                                                     32
           Financial Statements and Exhibits                                                                  34


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

     o   our growth strategies.
     o   anticipated trends in our business and demographics.
     o our ability to successfully integrate the business operations of recently acquired companies; and
     o regulatory, competitive or other economic influences.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships, development of our Asset Management Group ("AMG") and future business acquisitions; the successful consummation and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate and payment and clearance systems to which we are subject; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the products we sell and the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Recent Developments

Change of Control of Registrant; Merger of WindsorTech, Inc. with and into Delta
     States Oil, Inc.

      On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among WindsorTech, Inc. (the "Company" or "WTI"), Delta States Oil, Inc. ("Delta") and Alfred D. Morgan, PhD., the Company was merged with and into Delta in a tax-free merger (the "Merger"), and Delta was renamed WindsorTech, Inc. Following the merger, the Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75% of which, were then owned equally by Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert.

     WTI, the accounting acquirer, was originally incorporated as a New Jersey corporation in August 2001, and commenced business operations on October 1, 2001. WTI was organized to purchase and sell large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products.

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

     As a result of the Merger, the surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and has recently established the AMG to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

     For accounting purposes, the Merger of Delta and WTI was treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the Merger was essentially a capital transaction and not a business combination.

     Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:


               Name                      Age                                   Position
------------------------------------ ------------ -------------------------------------------------------------------
Marc Sherman                             39       Chairman, Chief Executive Officer and President
Edward L. Cummings..............         54       Vice President, Chief Financial Officer and Treasurer
Carl C. Saracino................         32       Vice President, Operations
Michael P. Sheerr...............         45       Vice President, Sales
David A. Loppert................         48       Vice President, Business Development and Secretary

Change in Authorized Share Capital

     Delta's Stockholders and Directors voted to amend Delta's Articles of Incorporation on January 30, 2002, to increase the total number of authorized shares of capital stock of Delta to Forty Million (40,000,000) shares:
Thirty-five Million (35,000,000) shares of which are shares of Common Stock at $.01 par value and Five Million (5,000,000) shares of which are Preferred Stock at $.01 par value. On February 2, 2002, the Company filed an appropriate amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.

Other Information

     On April 5, 2002, the Board of Directors and the Stockholders approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits the Company to issue up to 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of December 31, 2002, 5,000,000 options are available to be granted under the Plan, 1,340,000 of which have previously been granted by the committee designated for such purpose.

     On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons. On January 13, 2003, R. Keith Elliott was appointed to fill the vacancy.

WHAT WE DO


     We purchase excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies, and leasing and finance companies, and either remarket those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or we disassemble them and separate and sell the components as parts and recycle the unsaleable components, such as metal covers, plastics and other components.


     We sell a wide range of used, refurbished and "as-is" products, including notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. The majority of the computers we offer for sale are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items to be our "principal product". We operate in one segment and consider the sales of these products as our single source of revenue as one item. Our business is marginally seasonal, with the July - September period usually being slower than other periods.


     We have no patents or trademarks, nor do we sell any products under license. We have no franchise or concession agreements.


     In the fourth quarter of 2002 we established an Asset Management Group ("AMG") to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on the client's computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses, and only expect to start generating continuing revenue from AMG clients in the second quarter of 2003. We expect to start incurring direct AMG expenses in the first quarter of 2003 as we start hiring and training employees.


     This service is different from our current business practice in that we expect to contract with a particular customer, for a fee, to receive, inspect, test, report and, in some cases, refurbish computer equipment in "lots". We expect to then, for an additional fee, assist the customer in the disposition of the computer equipment or store it for future use, or dispose of it, in accordance with the customer's instructions and state and federal laws.


     We estimate that the cost to fully implement our AMG will be approximately $200,000, primarily for the purchase of computer software and hardware, material handling equipment and leasehold improvements, and we expect that that we will increase the number of employees from 17 employees to approximately 25 or 30 employees. As of December 31, 2002, we had incurred approximately $156,000 in expenses related to the AMG. See "Results of Operations - Liquidity and Capital Resources" and "Risk Factors" in Item 6 below.

OUR BUSINESS MODEL


     Demand for refurbished, used or "as-is" brand name computer equipment is growing as consumers realize they can purchase excess/used/refurbished/"as-is" products that can serve their needs at substantial discounts from the price of new equipment. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.


     In order to be able to offer attractive prices to customers yet maintain our margins, we must be able to acquire a sufficient amount of equipment at favorable prices. In order to continue and expand our procurement capability, we strive to maintain and enhance existing relationships with leasing companies, manufacturers and other sources of equipment and to pursue new relationships.


     Growth in our industry has been fueled by several factors, including:

     o a large and growing number of installed personal computers in the home and workplace.

     o multiple computers in the home and workplace fueled by increased use and acceptance of the Internet among consumer and business users; and

     o increased need for leasing companies and corporations to manage their computer assets cost effectively.

      According to a report published in December, 2002 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2002 were expected to reach 136.2 million, up 1.6% from the prior year. For 2003, shipments of new PC's are expected to grow at more than 8%. In 2003 and beyond, IDC continues to expect improvement in the business and consumer sectors, while government spending will slow to reflect reduced budgets. Risks from economic and political factors may also constrain future growth, although IDC projects shipment growth of 8.3% in 2003 and 11% in 2004. IDC also reported that there are close to 1 billion PCs in use that are more than 4 years old. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95, leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning and manufacturer supported operating systems.


     IDC has designed a Life Cycle Value model which organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. IDC estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership ("TCO"), nearly one-third as much as the original procurement cost. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

     o diverse equipment locations.

     o unrecorded or undocumented changes in original configurations, upgrades and peripheral additions.

     o inoperative units.

     o varying cosmetic conditions.

     o inability to dispose of large volumes in the secondary market.

     o deployment of expensive technical staff against low value residuals; and

     o lack of original packaging, thereby making shipping more difficult.

     Substantial TCO savings are possible based on the timing of the purchase within the product life cycle, the technology refresh rate within an enterprise and end-of-life management practices.


     According to Redemtech, Inc., a national equipment remarketer, most technology depreciates at an average of 6% per month. Redemtech believes that the dominant factor influencing a used item's value in the marketplace is the price and power of similar, new "state of the art" technology. They believe that for many years the trend has been toward an acceleration of new technology introductions offering even greater values as measured by power/price. As capabilities have soared, new systems prices have also fallen slowly, creating extreme pressure on the residual values of older, less capable technology.


     In recent years, the number of companies leasing rather than purchasing computer equipment has increased significantly, primarily due to shorter product life cycles and issues involving end of life costs or residual recovery. Corporate leases generally have a three-year term after which the equipment is replaced and a new lease cycle begins. Off-lease equipment is generally from brand-name manufacturers and still has a relatively high resale value whether refurbished or not.


     The refurbished computer market also includes computer equipment that has been reconditioned by the manufacturer after being returned by customers. Refurbished computer equipment typically requires a nominal amount of service, such as minor repairs, cleaning and repackaging. In addition to refurbished computer equipment, large quantities of excess inventory computer products become available on a regular basis as a result of the frequent introductions of new models with incremental increases in features or capacity. This is an inherent characteristic of the personal computer industry. These excess inventory products are only marginally different from the newest models and adequately serve the needs of most users.


     The disposal of refurbished and excess inventory computer equipment represents a substantial burden on most owners. Such computers and accessories are currently sold through many different outlets, including wholesale distributors, catalogs, company stores or outlets, resellers and specialized retailers, as well as mass merchants that are not committed to the resale of these goods and generally sell them as a supplemental product line. Because of the highly fragmented and relatively undeveloped nature of the market for those products, prices received by leasing companies and vendors tend to be highly variable and subject to negotiation based on quantity, age and condition of the product. Our experience has indicated that leasing companies and vendors look favorably upon distribution channels that enable them to dispose of significant quantities of product quickly without affecting their traditional sales channels.


     A proactive, well-defined end of life management policy can reduce a client's total cost of equipment ownership. Our clients are able to deploy their information technology specialists much more productively, without having to worry about end of life equipment disposal. End-of-life disposition costs for older technology often exceed the market value of such asset, resulting in negative residuals. One of our objectives is to prevent clients from incurring negative residuals simply because they lack an effective end-of-life management program. The key to avoiding negative residuals is to retire an asset while its market value is still greater than its disposition costs.

     We have designed an asset management  system with which we expect to assist
our  clients  in  significantly   reducing  their  equipment   lifecycle  costs.
Lifecycles vary, but can generally be categorized as follows:

     o Power Users - state of the art equipment is purchased and refreshed every 12- 24 months. These are considered high cost sites. The equipment is fully capable of performing all functions within an organization but the user must have the latest hardware and operating system. Unless this equipment is effectively redeployed within the organization, costly operating system licenses may be lost as the licenses are not be transferred to other equipment or are too expensive to do so.

     o Three Year Lifecycle - generally, organizations that tend to refresh their technology platforms every 30 - 36 months tend to experience the lowest lifecycle costs. This practice reduces the need to perform costly upgrades on older systems, maintains an "in-warranty" inventory, and reduces the IT training load incurred when new systems are installed frequently.

     o Older PC's and Operating Systems and Homogeneous Environments - generally these are lower cost sites because they are slower to adopt new operating systems and tend to upgrade hardware and software simultaneously.

     Used technology presents a unique set of operational challenges that we can address through our asset management system:

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

     The asset management system we have implemented has been designed to process an unsorted stream of technology according to a service profile developed for each client. Comprehensive reporting provides a tool for managing the asset base. Using proprietary technology, used equipment is registered, evaluated and then routed for services designed to maximize value for the equipment owner. The process is fully documented for each system in our database and:

     o Service delivery should be consistent because our proprietary system provides step-by-step technical instructions based on a client's unique profile.

     o Data reliability should be high because manual data entry will be reduced.

     o Service performance will be 100% audited. No equipment will be permitted to exit the process until all specified services, e.g., hard drive erasure or sanitation, have been performed.

     o Costs should be minimized through the application of value-appropriate services and production line efficiency, eliminating the need to sort and pre-inventory the product.

     o Complete accountability should be assured by maintaining serial number detail for all services performed.

HOW WE ACQUIRE PRODUCTS


     We believe our ability to acquire computer equipment in large quantities at favorable prices is a key competitive advantage. We purchase product from finance and leasing companies, computer manufacturers, corporate information technology departments and others looking for a reliable channel for equipment disposition. Other sources for our products include independent brokers, federal, state and local governments, liquidators and educational institutions. In all instances, we either prepay for the product we purchase or we receive terms from the vendor from whom we purchase the product.


     We receive information about new sources of products from prior contacts, online resources to which we subscribe, advertising, industry publications, trade associations and e-mail and fax bid requests received. We remarket our products and sell our services by word of mouth and by e-mail broadcasting on certain on-line services, and through established contacts and existing customers.


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


     The average age of the products that we purchase is approximately 30 months, and the average age of our manufacturer-refurbished products is approximately 15 months. The average time between our purchase of an item and sale of that item is approximately 30 days. Although we assume inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels justifies the risk. We typically purchase products in large quantities, and frequently make bulk purchases on an "as-is" basis, which can result in significantly lower acquisition cost, although these purchases are without warranties except as to title and quantity of equipment. Sometimes, a small part of a particular shipment may not meet our quality standards for products we offer. In those cases, we use the products as parts or seek to immediately sell these products in bulk through brokers, who in most cases sell the products internationally.


     There are no set formulas for determining the purchase prices we pay to our suppliers. The pricing is usually negotiated for each transaction based on the current market prices for similar equipment, the condition and location of the equipment and the cost and effort anticipated in packing and transporting the equipment to our facility.


     We provide a limited warranty on some of our products. Mostly such warranties are "DOA" warranties. ("DOA" means "Dead on Arrival" and is a customary warranty in the "computer equipment resale industry"). We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At December 31, 2002 and at December 31, 2001 warranty reserves were not considered necessary.

HOW WE DETERMINE SELLING PRICES


     We determine our selling prices on the basis of current market conditions and the number of items we have on hand, as well as our target profit margins for various types of products. In setting the prices, we compare prices of similar new equipment, if any, as well as prices offered by our competitors for similar products over the Internet using sources such as on-line auction houses, on-line search engines such as Google, trade publications and in other published advertisements. Given the nature of our products and the rapid technological changes in the industry, we may have to reduce prices over time, and a portion of our inventory may have to be recycled or sold as scrap. However, we attempt to take these factors into account when we purchase equipment.


     Customers place orders by telephone, fax or via e-mail. On accepted orders, a sales order and picking slips are generated and delivered to our warehouse for processing. The product is picked and appropriately packed with foam packing, bubble wrap or other packaging material, and the order is shipped by United Parcel Services, Federal Express or common carrier. We generally ship products within 12 to 48 hours following receipt of the order.

EMPLOYEES

     As of December 31, 2002, we employed 17 full-time and 3 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

     Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We continually monitor our operations with respect to potential environmental issues, including changes in legally mandated standards.


ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 38,000 square feet of general warehouse, repair, shipping and office space in Hightstown, New Jersey pursuant to a five year lease at a current annual rental of approximately $158,000, escalating each year. The lease is a triple-net lease, which means we are responsible for all of the operating costs of the building, including property taxes, insurance, management fees and repairs. During the year ended December 31, 2002, we paid the landlord approximately $42,000 for these charges. This lease expires in September 2006 but may be extended for one five-year period at our option.


ITEM 3. LEGAL PROCEEDINGS


     We are not a party to any current legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our Common Stock is not quoted on any national stock market; accordingly there is no public market for our Common Stock at this time.

Holders

     As of February 11, 2003, there were approximately 3,300 holders of record of our Common Stock.

Dividends

     We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans



                                                                                             Number of securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
Plan Category                               (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             2,560,000                     $0.026                      3,760,000

Equity compensation plans not
approved by security holders                --                           --                           --

----------------------------------------------------------------------------------------------------------------------
Total                                    2,560,000                     $0.026                      3,760,000
======================================================================================================================


Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold/issued by us in the last three years pursuant to Item 701 of Regulation S-B. These shares were issued to the persons listed below in connection with (1) the formation of WindsorTech, (2) the Merger, (3) for services rendered to Delta, or (4) in lieu of compensation and, unless otherwise indicated, were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.



Name/Entity/Nature           Date Issued     Note                           Issued For           Number of Common
------------------           -----------     ----                           ----------
                                                      Number of
                                                       Persons                                             Shares
Edward L. Cummings            Oct - 2001       1          1            Capital Contribution                 50,000
David A. Loppert              Oct - 2001       1          1            Capital Contribution                 50,000
Carl Saracino                 Oct - 2001       1          1            Capital Contribution                 50,000
Michael P. Sheerr             Oct - 2001       1          1            Capital Contribution                 50,000





Marc Sherman                  Oct - 2001       1          1            Capital Contribution                 50,000

Edward L. Cummings            Jan - 2002       2          1            Merger Consideration              1,800,000
David A. Loppert              Jan - 2002       2          1            Merger Consideration              1,800,000
Carl Saracino                 Jan - 2002       2          1            Merger Consideration              1,800,000
Michael P. Sheerr             Jan - 2002       2          1            Merger Consideration              1,800,000
Marc Sherman                  Jan - 2002       2          1            Merger Consideration              1,800,000

Leonard P. Stone              Jan - 2002       3          1                Finders Fee                     450,000
William J. Barbera            Jan - 2002       3          1                Finders Fee                     180,000

Frederic E. Smithline         Jan - 2002       4          1             Services Rendered                  600,000

Brian Cockerham               Dec - 2002       5          1                Compensation                      5,000
Edward L. Cummings            Dec - 2002       5          1                Compensation                    500,000
Erik Cummings                 Dec - 2002       5          1                Compensation                     50,000
David Harris                  Dec - 2002       5          1                Compensation                    150,000
Robert Jackson                Dec - 2002       5          1                Compensation                    150,000
David A. Loppert              Dec - 2002       5          1                Compensation                    500,000
Eleanor McDonald              Dec - 2002       5          1                Compensation                      5,000
Wayne Neuls                   Dec - 2002       5          1                Compensation                      5,000
Lou Nuccio                    Dec - 2002       5          1                Compensation                     50,000
Carl Saracino                 Dec - 2002       5          1                Compensation                    500,000
Michael P. Sheerr             Dec - 2002       5          1                Compensation                    500,000
Marc Sherman                  Dec - 2002       5          1                Compensation                    500,000


1. Represents shares issued to the founders and initial shareholders of WindsorTech in exchange for a capital contribution of $50,000 paid by each in cash. At the time of issuance, WindsorTech was not a public reporting entity, and the shares were exempt from registration pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were legended to indicate that they were restricted. These shares were exchanged for the Merger Consideration shares issued in January 2002 as discussed in note 2 below.

2. Represents shares issued in connection with the Merger of WTI and Delta in a transaction negotiated by the WTI shareholders in connection with the Merger, which Merger transaction was exempt from registration pursuant to
     Section 4(2) of the Securities Act. The Merger Agreement included an acknowledgment that the sale was not registered, that the WTI shareholders were acquiring the shares for investment and not for resale, and that such shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

3. Represents shares issued as a transaction fee in connection with the Merger, which transaction was exempt from registration pursuant to Section 4(2) of the Act. The certificates representing the shares were legended to indicate that they were restricted.

4. Represents shares issued to for past services rendered to Delta in lieu of cash. The certificate representing the shares was legended to indicate that they were restricted.

5.   Represents  shares issued in lieu of cash  compensation.  The  certificates
     representing   the  shares  were   legended  to  indicate  that  they  were
     restricted.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  discussion  should  be  read in  conjunction  with  the  accompanying financial statements and related notes in Item 7 of this report. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item 6.

OVERVIEW

     We operate in a highly competitive industry, which in turn places pressures on maintaining gross profit margins. Many of our product sales are of large quantities of low value used personal computers, or of component parts that are use in personal computers, such as hard disk drives, CD drives, DVD drives, memory, and system boards, some of which produce lower than average gross profit margins. To overcome those lower margins we established an Asset Management Group ("AMG") in the last quarter of 2002 to provide "computer asset management services" that are expected to yield higher than average gross profit margins in 2003 and beyond, as we attract new AMG clients. We had virtually no revenue from AMG clients in 2002 and very low expenses, and only expect to start generating continuing revenue from AMG clients in the second quarter of 2003. We expect to start incurring direct AMG expenses in the first quarter of 2003 as we start hiring and training employees.





                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the year ended December 31, 2002 and for the three month periods ended December 31, 2002 and 2001, respectively. The information presented below for the three month periods ended September 30, 2002, June 30, 2002 and March 31, 2002 has been provided to give the reader a greater understanding of our business operations by quarter, since we only commenced business on October 1, 2001 and have no prior annual operating experience to provide comparison against.


                                         Year Ended                                          Three Months Ended
                                    ------------------  ----------------------------------------------------------------------------

                                         December 31,   December 31,  December 31, September 30, June 30,   March 31,
                                                 2002           2002       2001      2002         2002          2002
                                    ------------------  ----------------------------------------------------------------------------
                                            (Audited)     (Unaudited)   (Audited)    (Unaudited) (Unaudited) (Unaudited)
                                            ---------     -----------   ---------   -----------   ----------- -----------
                                    ------------------  ----------------------------------------------------------------------------
                                                    %           %           %           %           %           %
                                                    -           -           -           -           -           -
Revenue                                         100.0       100.0       100.0       100.0       100.0       100.0
Cost of sales                                    86.5        92.0        83.1        97.3        85.6        78.2
-----------------------------------------------------------------------------------------------------------------
Gross profit                                     13.5         8.0        16.9         2.7        14.4        21.8
Selling, general and administrative
    expenses                                     23.1        36.7        19.1        29.0        16.8        16.3
Depreciation and amortization                     0.3         0.7         0.1         0.6         0.1         0.1
Delta States Oil Merger Expenses                 --          --          --          --          --           1.8
Interest expense                                  0.9         2.0         0.2         1.5         0.6         0.2
-----------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit)        (10.8)      (31.4)       (2.5)      (28.4)       (3.1)        3.4
    for income taxes
Provision (benefit) for income taxes             (1.9)      (11.1)       --          (0.5)       (1.1)        1.4
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                (8.9)      (20.3)       (2.5)      (27.9)       (2.0)        2.0
                                       ===============  =========================================================



     The Company commenced business operations in October 2001 and does not have comparative operating history for the year ended
December 31, 2001. The Company believes that a sequential discussion of its results, i.e. the quarter ended December 31, 2002 compared to both the quarters ended December 31, 2001 and to the quarter ended September 30, 2002; the quarter ended September 30,
2002 compared to the quarter ended June 30, 2002; the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002, and the quarter ended March 31, 2002 compared to the quarter ended December 31, 2001 is appropriate and, accordingly, we have presented such comparisons.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001


     Revenue for the quarter ended December 31, 2002 was $1,146,145 compared to Revenue of $1,524,848 for the quarter ended December 31, 2001, a $378,703 decrease, or 24.8%. Revenue in the 2002 quarter decreased due to significant competition and lower overall sales in the market as corporations in the USA and worldwide have substantially curbed capital expenditures, particularly for computer equipment and peripherals.


     Gross Profit for the quarter ended December 31, 2002 was $91,171 compared to a Gross Profit of $258,040 for the quarter ended December 31, 2001, a $166,869 decrease, or 64.7%. Gross Margin was 8.0% for the quarter ended December 31, 2002 compared to 16.9% for the quarter ended December 31, 2001. Gross Profit and Gross Margin for the quarter both decreased due to significant competition and lower overall sales in the market as capital available for expenditures shrunk significantly in the quarter.


     Selling, General and Administrative Expenses for the quarter ended December 31, 2002, were $420,413 compared to Selling, General and Administrative Expenses of $291,577 for the quarter ended December 31, 2001, a $128,836 increase, or a 44.2% increase over the prior quarter. Selling, General and Administrative Expense has increased as the Company has added infrastructure and hired 3 full time administrative employees during 2002, two of whom are officers of the Company.


     Depreciation and Amortization for the quarter ended December 31, 2002, was $8,098 compared to Depreciation and Amortization of $934 for the quarter ended December 31, 2001, a $7,164 increase, or a 767.0% increase over the prior quarter, as a result of asset acquisitions.


     Interest Expense for the quarter ended December 31, 2002, was $23,315 compared to Interest Expense of $2,897 for the quarter ended December 31, 2001, a $20,418 increase, or a 704.8% increase over the prior quarter, commensurate with the increase in the Company's borrowings.


     The Company recognized a deferred tax benefit during the current quarter by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized.

Quarter Ended December 31, 2002 Compared to Quarter Ended September 30, 2002


     Revenue for the quarter ended December 31, 2002 was $1,146,145 compared to Revenue of $1,252,542 for the quarter ended September 30, 2002, a $106,397 decrease, or 8.5%. Revenue in the fourth quarter of 2002 decreased from the prior quarter due to significant competition and lower overall sales in the market as corporations in the USA and worldwide have substantially curbed capital expenditures, particularly for computer equipment and peripherals.


     Gross Profit for the quarter ended December 31, 2002 was $91,171 compared to a Gross Profit of $33,939 for the quarter ended September 30, 2002, a $57,232 increase, or 168.6%. Gross Margin was 8.0% for the quarter ended December 31, 2002 compared to 2.7 % for the quarter ended September 30, 2002. Gross Profit and Gross Margin for the quarter increased slightly over the prior quarter due to more opportunistic acquisitions of product at better margins.


     Selling, General and Administrative Expenses for the quarter ended December 31, 2002, were $420,413 compared to Selling, General and Administrative Expenses of $363,673 for the quarter ended September 30, 2002, a $56,740 increase, or 15.6%. Selling, General and Administrative Expense included a one-time bad debt write-off of $16,000 in the quarter and approximately $76,000 of bonuses paid to managers and staff.


     Depreciation and Amortization for the quarter ended December 31, 2002, was $8,098 compared to Depreciation and Amortization of $7,790 for the quarter ended September 30, 2002, a $308 or 4.0% increase, primarily due to the acquisition of equipment and software in the quarter.


     Interest Expense for the quarter ended December 31, 2002, was $23,315 compared to Interest Expense of $18,965 for the quarter ended September 30, 2002, a $4,350 or 22.9% increase, commensurate with the increase in the Company's borrowings.


     The Company recognized a deferred tax benefit during the current quarter by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized.

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


     Gross Profit for the quarter ended September 30, 2002 was $33,939 compared to a Gross Profit of $280,589 for the quarter ended June 30, 2002, a $246,650 decrease, or 87.9%. Gross Margin was 2.7% for the quarter ended September 30, 2002 compared to 14.4% for the quarter ended June 30, 2002. Gross Profit and Gross Margin for the quarter decreased because of lower sales and fixed overhead cost.


     Selling, General and Administrative Expenses for the quarter ended September 30, 2002, were $363,673 compared to Selling, General and Administrative Expenses of $328,314 for the quarter ended June 30, 2002, a $35,359 increase, or 10.8%. Selling, General and Administrative Expense increased as a result of the employment of staff hired during the middle of the second quarter for the full third quarter, a significant increase in medical insurance, a new directors and officers liability insurance policy, and an increase in professional fees.


     Depreciation and Amortization for the quarter ended September 30, 2002, was $7,790 compared to Depreciation and Amortization of $2,420 for the quarter ended June 30, 2002, a $5,370 increase, or 221.9%, primarily resulting from the cost of the acquisition of equipment and software in the quarter.


     Interest Expense for the quarter ended September 30, 2002, was $18,965 compared to Interest Expense of $12,639 for the quarter ended June 30, 2002, a $6,326 or 50.1% increase, commensurate with the increase in the Company's borrowings.


     The Company did not recognize a tax benefit in the quarter ended September 30, 2002 and the Company in fact reversed prior quarters benefits, as there was a question as to realizability.

Quarter Ended June 30, 2002 Compared to Quarter Ended March 31, 2002


     Revenue for the quarter ended June 30, 2002 was $1,954,810 compared to Revenue of $2,189,650 for the quarter ended March 31, 2002, a $234,840 decrease, or 10.7%. Revenue in the quarter decreased primarily because our customers cut back on orders.

     Gross Profit for the quarter ended June 30, 2002 was $280,589 compared to a Gross Profit of $478,001 for the quarter ended March 31, 2002, a $197,412 decrease, or 41.3%. Gross Margin was 14.4% for the quarter ended June 30, 2002 compared to 21.8% for the quarter ended March 31, 2002. Gross Profit and Gross Margin for the quarter decreased primarily because our customers cut back on spending as a result of economic uncertainties and because of price point pressures, which resulted in a lower gross margin.


     Selling, General and Administrative Expenses for the quarter ended June 30, 2002, were $328,314 compared to Selling, General and Administrative Expenses of $357,955 for the quarter ended March 31, 2002, a $29,641 decrease, or 8.3%. Selling, General and Administrative Expense decreased in line with the revenue reduction.


     Depreciation and Amortization for the quarter ended June 30, 2002, was $2,420 compared to Depreciation and Amortization of $2,313 for the quarter ended March 31, 2002, a $107 increase as a result of asset acquisitions.


     Delta States Oil Merger Expenses declined by $39,599 or 100% in the quarter ended June 30, 2002. These expenses were incurred in the quarter ended March 31, 2002 in connection with the Merger.


     Interest Expense for the quarter ended June 30, 2002, was $12,639 compared to Interest Expense of $3,541 for the quarter ended March 31, 2002, a $9,098 or 256.9% increase, commensurate with the increase in the Company's borrowings.

Quarter Ended March 31, 2002 Compared to Quarter Ended December 31, 2001


     Revenue for the quarter ended March 31, 2002 was $2,189,650 compared to Revenue of $1,524,848 for the quarter ended December 31, 2001, a $664,802 increase, or 43.6%. Revenue in the quarter increased as consumers resumed spending.


     Gross Profit for the quarter ended March 31, 2002 was $478,001 compared to a Gross Profit of $258,040 for the quarter ended December 31, 2001, a $219,961 increase, or 85.2%. Gross Margin was 21.8% for the quarter ended March 31, 2002 compared to 16.9% for the quarter ended December 31, 2001. Gross Profit and Gross Margin for the quarter increased as consumers resumed spending.


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


     Delta States Oil Merger Expenses of $39,599 were incurred in the quarter ended March 31, 2002 in connection with the Merger.


     Interest Expense for the quarter ended March 31, 2002, was $3,541 compared to Interest Expense of $2,897 for the quarter ended December 31, 2001, a $644 increase, commensurate with the increase in the Company's borrowings.

Liquidity and Capital Resources

     Our current ratios at December 31, 2002 and December 31, 2001 were 0.8 and 1.4, respectively. Working capital at December 31, 2002 was negative ($147,756) compared to $145,497 at December 31, 2001. Working capital declined as approximately $300,000 of notes payable to the principal stockholders were classified as current because of having a maturity of less than twelve months. Management expects to refinance these loans or extend their maturities.


     Net cash used in operating activities in the year ended December 31, 2002 was $515,162 compared to $290,461 used in the period ended December 31, 2001. Cash used in operating activities during both periods was primarily as a result of increases in inventory and prepaid expenses, and an increase in accounts receivable in 2001, reduced by increases in accounts payable, accrued expenses and customer deposits and a decrease in accounts receivable in 2002 and by the net loss incurred in both periods.


     Net cash used in investing activities in the year ended December 31, 2002 was $164,024 compared to $22,937 used in the period December 31, 2001. In all instances this cash was used to purchase property, equipment, computer software and fund leasehold improvements.


     Net cash provided by financing activities in the year ended December 31, 2002 was $640,967 compared to $406,000 in the period December 31, 2001. Cash was provided in 2002 from loans from officers offset by principal payments on capital leases. Cash in 2001 was provided by the sale of common stock and loans from officers.


     We believe that cash generated from operations, together with available cash resources from our principal stockholders, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance working capital requirements in the event that we cannot maintain at least a break-even level of sales of computer equipment and/or if we are not able to attract steady business for the AMG after the second quarter of 2003.


     Since the last quarter of 2001, there has been a general downward trend of IT spending in the USA and in the rest of the world. IDC reported in December 2002 that there are close to 1 billion PCs in use that are more than 4 years old. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95, leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning and manufacturer supported operating systems.


     We expect that USA corporations will most likely start to implement conversions to new operating systems in the second, third and fourth quarters of 2003, including the replacement of PC computer equipment, resulting in an anticipated greater source of used computer equipment becoming available for resale.


     We do not have any material commitments for capital expenditures. We expect to complete the implementation of the AMG through internally generated funding.


         We did not have any significant elements of income or loss not arising from continuing operations in 2002 and do not expect any in 2003. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein, and from time to time in our other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference.

Uncertainty Of Future Financial Results

     We are a newly formed business, having commenced operations in October 2001. We incurred substantial losses in the quarters ended September 30, 2002 and December 31, 2002, and had losses in three out of four quarters in 2002 and a loss in the quarter ended December 31, 2001. Our future financial results are uncertain. There can be no assurance that we will achieve profitability, and we may continue to incur losses in the foreseeable future. Achieving profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.

Fluctuations In Future Quarterly Results

     We have been in business since October 2001 and have only five quarters of historic quarterly operating results, only one of which has been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.

     We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic shortages of goods available for shipment, which may result in the delay of payment from customers who will not pay until their entire order is shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below investors expectations and, as a result, any future public offering of shares of our Common Stock could be materially adversely affected.

We Have Limited Principal Markets And Customers; We Have
      Significant Dependence On Major Customers; There Is A
      Risk Of Industry Concentration

     We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues. In the year ended December 31, 2002, our top ten customers accounted for approximately 59.6% of our total revenues. One of those customers is a "related party" for accounting purposes.

     We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

     In fiscal 2001 and in the year ended December 31, 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

We Have No Significant Operating History For The AMG

     We established our AMG in the fourth quarter of 2002 and are in the process of hiring and training personnel to operate this group. At this time we do not have any significant AMG clients, and there can be no assurance that we will be successful in attracting or retaining the client base we need to achieve profitability for the AMG.

We Rely On Merchandise Vendors As Sources For Our Products

     The availability of off-lease and excess inventory computer equipment is unpredictable. We have no long-term arrangements with our vendors that assure the availability of equipment. We purchase equipment from more than 25 different vendors, and we have no formal commitments with or from any of them. Approximately 64% of equipment purchases were from two vendors in the year ended December 31, 2002, and approximately 59% was from one vendor in the year ended December 31, 2001.

     We cannot assure you that our current vendors will continue to sell equipment to us as they have in the past, or that we will be able to establish new vendor relationships that ensure equipment will be available to us in sufficient quantities and at favorable prices. If we are unable to obtain sufficient quantities of equipment at favorable prices, our business will be adversely affected. In addition, we may become obligated to deliver specified types of computer equipment in a short time period and, in some cases, at specified prices. Because we have no formal relationships with vendors, we may not be able to obtain the required equipment in sufficient quantities in a timely manner, which could adversely affect our ability to fulfill these obligations.

We Are Subject To Risks That Our Inventory May Decline In
      Value Before We Sell It Or That We May Not Be Able To
      Sell The Inventory At The Prices We Anticipate

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

     We believe that cash generated from operations, together with other available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses.

     We do not yet have lending commitments from banks or other third parties and, until and unless we arrange for such commitments, we will rely on advances or investments from our principal stockholders and officers. While they have made significant loans and advances in the past, they have no obligation to advance funds to us, or invest funds in us, even if they may be willing to do so. We cannot assure you that additional financing will be available on favorable terms or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities or investments from other lenders or investors, the debt or equity instruments will probably include limitations on our ability to incur other indebtedness, pay dividends, create liens, sell or purchase our capital stock, sell assets or make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our common stockholders.

If We Experience Problems In Our Distribution Operations,
     We Could Lose Customers

     In addition to product vendors, we depend on several other third parties over whom we have limited control, including, in particular, Federal Express, United Parcel Service and common carriers for delivery of products to and from our distribution facility and to our customers. We have no long-term relationships with any of those parties. We are therefore subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such carriers to deliver products to our customers in a timely manner, which could damage our reputation and name.

The Industry In Which We Compete In Is Highly Competitive

     We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

o    major   manufacturers   of  computer   equipment  such  as,  Dell  Computer
     Corporation, Hewlett Packard and IBM, each of which offer "as-is", refurbished and new equipment through their websites and direct e-mail broadcast campaigns;

o privately and publicly owned businesses such as TechsMart, Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and

o online competitors and auction sites, such as the Boston Computer Exchange, Buy.com Inc., Cyberian Outpost, Inc., Egghead.com, Inc., Fairmarket, Inc., uBid and e-Bay

     Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can. In addition, larger, well-established and well-financed entities may join with online competitors or computer manufacturers or suppliers as the use of the Internet and other online services increases. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and test products in a manner that is not possible in the wholesale business. Our product offerings must compete with other new computer equipment and related products offered by our competitors. That competition will intensify if prices for new computers continue to decrease.


No Dividends On Common Stock; Issuance Of Preferred Stock

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

Control By Principal Stockholders

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


CRITICAL ACCOUNTING POLICIES


     Management is responsible for the integrity of the financial information presented herein. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management's judgment. When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the Company's financial condition and results, which in some cases require management's judgment, are summarized in the Notes to Financial Statements which are included herein in Item 7.


     The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.


     The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited "DOA Warranty" on some of its sales. DOA means "Dead On Arrival" and is a common term used in the computer industry. This warranty provides that some used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to sixty (60) days from receipt, can be returned for a full refund, or replacement product, if available, generally at our option and in limited circumstances at the customer's option. Based on an internal study by management, we determined that less that 5% of the Company's sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences, and at both December 31, 2001 and December 31, 2002 had no differences and, therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.


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


     The Company evaluates the realizability of its deferred tax assets on an ongoing basis by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. In the determination of the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and reduce tax expense. On the contrary, if the Company determined that it would not be able to realize a deferred tax asset created by net operating losses and other timing differences between the book and tax methods of accounting, an adjustment to increase the valuation allowance would be charged to income tax expense in the period such conclusion was made. Currently, the Company has provided for a valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Although the Company is not currently being audited by any taxing authority, there is the possibility of future audits, whose resolution could have an adverse impact of the results of operations and cash flows of the Company.


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


ITEM 7.   FINANCIAL STATEMENTS

     Our financial statements included in this Annual Report on Form 10-KSB are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     Our Directors and Executive Officers are:


Name                                 Age                                    Position
---------------------------------------------------------------------------------------------------------------------
Marc Sherman                         39     Chairman, President and Chief Executive Officer, Director
Andrew Paciocco.................     42     Director
R. Keith Elliott................     60     Director
David A. Loppert................     48     Vice President, Business Development, Secretary, Director
Edward L. Cummings..............     52     Vice President, Chief Financial Officer, Treasurer
Carl C. Saracino................     32     Vice President, Operations
Michael P. Sheerr...............     45     Vice President, Sales
Robert D. Jackson...............     35     Vice President, AMG Marketing and Investor Relations
David Harris  ..................     39     Vice President, Information Technology and Systems


     Following the Merger, Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies. In August 2002, Constance K. Weaver resigned form the Board and in January 2003 R. Keith Elliott was appointed to the Board to fill the vacancy.


     Marc Sherman founded WindsorTech, Inc. in August 2001 and has served as Chairman, President and Chief Executive Officer since then. Mr. Sherman's term as a director expires at the next annual general meeting of the Company and he has indicated that he is available for re-election. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr.


     Andrew Paciocco was appointed to the board in January, 2002. His term as a director expires at the next annual general meeting of the Company and he has indicated that he is available for re-election. Mr. Paciocco currently serves as Managing Executive of the Palm Beach office of the Northern Trust Bank of Florida N.A.. Mr. Paciocco joined Northern Trust Bank in February of 1999 as a Private Banking Relationship Manager. Subsequently, he assumed the responsibilities of Trust New Business Officer before being appointed to his present position as Managing Executive. Prior to joining Northern Trust Bank, he was Executive Vice President and Senior Retail Executive of Barnett Bank of Palm Beach County. Following the January 1998 acquisition of Barnett Bank by NationsBank (now Bank of America) Mr. Paciocco served as Senior Vice President and Retail Market Manager for North Palm Beach and Martin Counties. He began his banking career in 1987 with Barnett Bank and held various positions including Senior Vice President and Market Executive in Retail Banking and Vice President and Office Manager of the Tequesta and Jupiter branches. He received his B.S. in Finance from Villanova University in Pennsylvania in 1981. Mr. Paciocco serves as Chairman of the Compensation Committee and is a member of the Audit Committee of the Board of Directors.

     R. Keith Elliott was appointed to the board of directors in January, 2003 to fill a vacancy. Mr. Elliott's term expires at the next annual general meeting of the Company and he has indicated that he is available for re-election. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. He had been elected chairman and chief executive officer of Hercules, Inc. in 1997. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., Sithe Energies Company, Wilmington Trust Company, Computer Task Group and the Institute for Defense Analyses. He also serves as a member of the National Advisory Board for the University of South Carolina. Mr. Elliott serves as Chairman of the Audit Committee and is a member of the Compensation Committee of the Board of Directors. Mr. Elliott is an "audit committee financial expert" and "independent" as defined under applicable Securities and Exchange Commission rules.


     David A. Loppert joined WindsorTech in October 2001 as a Vice President and corporate Secretary. Mr. Loppert's term as a director expires at the next annual general meeting of the Company and he has indicated that he is available for re-election. Mr. Loppert served as Chief Executive Officer of SysComm International Corporation, a network and systems integrator, from December 2000 to July 2001. From February 1997 to November 2000, he was Vice President, Chief Financial Officer and Assistant Secretary of Applied Digital Solutions, an advanced technology development company. From 1996 to 1997, he was Chief
Financial Officer of Bingo Brain, Inc., a manufacturer of a hand-held bingo computer, and from 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc. and Ricochet International, L.L.C, both of which were involved in the importation and distribution of footwear. Mr. Loppert started his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg, and was designated a Chartered Accountant (South Africa) in 1980.


     Edward L. Cummings co-founded WindsorTech and has served as its Vice President, Chief Financial Officer and Treasurer since inception. He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.


     Carl C. Saracino co-founded WindsorTech and has served as its Vice President, Operations since inception. He served as Vice President, Operations of Intellesale, Inc. from July 1999 to June 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as operations manager. Prior to that he served as assistant to Mr. Sherman in several of Mr. Sherman's businesses.


     Michael P. Sheerr joined WindsorTech in September 2001 as Vice President. He served as Vice President of Cybertech, Inc., a company engaged in remarketing computer memory, from January 2001 to September 2001. From September 1997 to January 2001 he was Vice President of Garden State Metals, a metal trading company. From October 1992 to September 1997 he owned Consolidated Metal
Trading, a metal trading company. From 1984 to October 1992 he was Vice President and owner of Pennmetal, Inc., a metal trading company. Mr. Sheerr is the brother-in-law of Mr. Sherman.

     Robert D. Jackson joined WindsorTech in April 2002 as Vice President, Investor Relations. He took on added responsibility as Vice President, AMG Remarketing, in September 2002. From December 1999 to August 2001, Mr. Jackson served as Vice President, Investor Relations for Applied Digital Solutions, an advanced technology development company. Prior to that Mr. Jackson served on the management team at Janus mutual funds in Denver, Colorado. From February 1997 to January 1999, Mr. Jackson was President and CEO of R.D. Jackson & Associates, Inc., an investment banking and investor relations consulting firm which he founded.

     David Harris joined WindsorTech in May 2002 as Vice President, Information Technology and Systems. Mr. Harris is responsible for the development, implementation and maintenance of the Company's information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.

     None of the Directors or Officers of the Company:

     o have filed a bankruptcy petition or served as an executive of any entity that has filed a bankruptcy petition;

     o have been convicted in a criminal proceeding or is the subject of a pending criminal proceeding;

     o are the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, permanently or temporarily enjoined, barred or suspended or otherwise limited in their involvement in any type of business, securities or banking activities; and

     o have been found to have violated federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

     Not  applicable.  We do not  have any  securities  registered  pursuant  to
Section 12 of the Exchange Act.




                  [Remainder of page intentionally left blank]

ITEM 10.  EXECUTIVE COMPENSATION


     The following table sets forth certain summary information concerning the total remuneration paid in 2002 and 2001 to the Company's Chief Executive Officer and its four other most highly compensated executive officers. The Company had no operating activity or executive compensation prior to October 1, 2001.

Summary Compensation Table
                                                                               Long-Term Compensation
                                                                           --------------------------------
                                            Annual Compensation                   Awards          Payouts
                                  ---------------------------------------- ------------------- ------------
    Name and Principal                                                       Restricted  Securities            All
                                                                             Stock       Underlying   LTIP     Other
                                                              Other Annual   Awards ($)  Options /   Payouts Compensation
                                                             Compensation                 SAR's         (#)     ($)
       Position (1)          Year      Salary      Bonus ($)          ($)                  (#)
---------------------------------------------------------------------------------------------------------------------

Marc Sherman                  2002    $ 100,000     $ 13,000       $ 2,500     $   --     125,000    $   --     $  --
   Chairman, CEO and          2001    $  10,000     $   --         $   --      $   --     250,000    $   --     $  --
   President

Edward L. Cummings            2002    $ 100,000     $ 13,000       $ 2,500     $   --     100,000    $   --     $  --
   Vice President,
Treasurer                     2001    $  10,000     $   --         $   --      $   --     250,000    $   --     $  --
   and CFO

David A. Loppert              2002    $ 100,000     $ 13,000       $ 2,500     $   --     125,000    $   --     $  --
   Director, Vice
President,                    2001    $  10,000     $    --        $   --      $   --     250,000    $   --     $  --
   Secretary

Carl Saracino                 2002    $ 100,000     $ 13,000       $ 2,500     $   --     100,000    $   --     $  --
   Vice President,            2001    $  10,000     $    --        $   --      $   --     250,000    $   --     $  --

Michael P. Sheerr             2002    $ 100,000     $ 13,000       $ 2,500     $   --     100,000    $   --     $  --
   Vice President             2001    $  10,000     $    --        $   --      $   --     250,000    $   --     $  --
----------------------------

(1) See "Employment Contracts" below for agreements entered into with executive officers on October 1, 2001.

Option Grants in Last Fiscal Year

     The following table contains information concerning the grant of Stock Options to the named executive officers during 2002:

                                                  Individual Grants
                       ------------------------------------------------------------------------
        Name               Number of         % of Total
                           Securities      Options Granted
                           Underlying       Employees in
                        Options Granted                                                          Grant Date Present Value ($)
                            (#) (1)            2002      Exercise Price($/Sh)  Expiration Date          (1)
---------------------- ----------------- -------------- --------------------- ----------------- -------------------
Marc Sherman                125,000             10.1%           $ 0.026          Oct -10               $ 625
Edward L. Cummings          100,000              8.1%           $ 0.026          Oct -10               $ 500
David A. Loppert            125,000             10.1%           $ 0.026          Oct -10               $ 625
Carl Saracino               100,000              8.1%           $ 0.026          Oct -10               $ 500
Michael P. Sheerr           100,000              8.1%           $ 0.026          Oct -10               $ 500
----------------------

(1) Based on the grant date present value of $0.005 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 4.5%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values


     The  following  table  sets  forth  information  with  respect to the named
executive   officers   concerning  the  exercise  of  options  during  2002  and
unexercised options held on December 31, 2002:

                  Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                                          Number of Securities
                                                          Underlying Unexercised         Value of Unexercised
                                                         Options at Year End 2002    In-The-Money Options at Year
                              Exercised in 2002                     (#)                    End 2002 ($) (1)
                       -------------------------------- --------------------------- --------------------------------
         Name              Shares           Value
                        Acquired Upon   Realized ($)
                        Exercise (#)         (1)         Exercisable  Unexercisable  Exercisable    Unexercisable
------------------------------------- ----------------- ------------ --------------- ------------ ------------------
Marc Sherman                --         $          --       375,000         --             --              --
Edward L. Cummings          --         $          --       350,000         --             --              --
David A. Loppert            --         $          --       375,000         --             --              --
Carl Saracino               --         $          --       350,000         --             --              --
Michael P. Sheerr           --         $          --       350,000         --             --              --

(1) Our Common Stock is not quoted on any national stock market; accordingly there is no public market for our Common Stock at this time.

Compensation Pursuant to Plans


     Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors


     Prior to the fourth quarter of 2001, non-employee directors of the Company did not receive a fee for their attendance at meetings of the Company's Board of Directors. Beginning in the first quarter of 2002, the non-employee director compensation was changed to fixed quarterly fees in the amount of $1,500 per non-employee director. Such fee may be paid in cash or in shares of the Company's Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted an initial non-qualified stock option to purchase 125,000 shares of Common Stock on the date they become directors. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.


Compensation Committee Interlocks and Insider Participation


     None.


Employment Contracts

     The Company entered into employment and non-compete agreements with its named executive officers on October 1, 2001. The agreements automatically renew for one-year terms commencing with the first anniversary, October 1, 2002.


Name                                  Length              Commencing             Base Salary
--------------------------------------------------------------------------------------------------
Marc Sherman                           1 Year(1)      October 1, 2001           $  100,000  (2)
Edward L. Cummings                     1 Year(1)      October 1, 2001           $  100,000  (2)
David A. Loppert                       1 Year(1)      October 1, 2001           $  100,000  (2)
Carl Saracino                          1 Year(1)      October 1, 2001           $  100,000  (2)
Michael P. Sheerr                      1 Year(1)      October 1, 2001           $  100,000  (2)

---------------------------------

(1) Automatically renewed for successive additional one-year terms on each anniversary.

(2) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS


Ownership of Equity Securities in the Company


     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of February 11, 2003:

Name                                                   Aggregate Number of
                                                    Shares Beneficially Owned                Percent of Outstanding
                                                               (1)                                 Shares
-----------------------------------------           ---------------------------          ---------------------------

Marc Sherman                                                 2,675,000                                15.5%
Edward L. Cummings                                           2,650,000                                15.4%
David A. Loppert                                             2,675,000                                15.5%
Carl Saracino                                                2,650,000                                15.4%
Michael P. Sheerr                                            2,650,000                                15.4%
Andrew Paciocco                                                125,000                                 0.7%
R. Keith Elliott                                               125,000                                 0.7%
All Directors and Executive Officers as
a Group (9 Persons)                                         13,975,000                                81.9%
-----------------------------------------

(1) This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Marc Sherman - 375,000; Edward L. Cummings - 350,000; David A. Loppert - 375,000; Carl Saracino - 350,000; Michael P. Sheerr - 350,000; Andrew Paciocco - 125,000; R. Keith Elliott - 125,000; and all directors and executive officers as a group (9 persons) - 2,300,000.

     Set forth in the table below is information, as of February 11, 2003, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:


                                                      Number of Shares
 Name and Address                                    Beneficially Owned                   Percent Of Class
--------------------------------------------      ---------------------------      ---------------------------------

Alfred D. Morgan, Ph.D.                                    826,000                               5.5%
888 Riverbank Road
Stamford, CT 06903


Securities authorized for issuance under equity compensation plans

     This information is presented in Part II, Item 5 - "Market for Common Equity and Related Stockholder Matters" above.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000), as follows:

                                       Amount of
Name                                        Loan            Maturity             Interest Rate
---------------------------------  --------------   -------------------------  ------------------
Marc Sherman                          $110,000          January 31, 2004              12%
Edward L. Cummings                    $110,000          January 31, 2004              12%


David A. Loppert                      $110,000          January 31, 2004              12%
Carl Saracino                         $110,000          January 31, 2004              12%
Michael P. Sheerr                     $110,000          January 31, 2004              12%


     The loans bear interest at the rate of 12% per annum and interest only payments are payable monthly in arrears, and all interest and accrued principal due and payable on January 31, 2004. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement


     The Company had sales to a customer related to two stockholders and two officers of the Company. Sales to this customer amounted to approximately $1,160,000 and $520,000 for the years ended December 31, 2002 and 2001, respectively. Accounts receivable from this customer amounted to $3,261 and $72,450 at December 31, 2002 and 2001, respectively.


ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS


Exhibits

     See List of Exhibits filed as part of this Report on Form 10-KSB.

Reports on Form 8-K

     None.

The financial statements listed below appear immediately after page 35.

Independent Auditors' Report                                                F-1
Financial Statements
         Balance Sheets                                                     F-2
         Statements Of Operations                                           F-3
         Statement Of Stockholders' Equity (Deficit)                        F-4
         Statements Of Cash Flows                                           F-5
         Notes To Financial Statements                               F-6 - F-18

ITEM 14.  CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


     It is the Chief Executive Officer's and the Chief Financial Officer's responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

     During the fourth quarter of 2002, the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.







                  [Remainder of page intentionally left blank]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WINDSORTECH, INC.
                                         (Registrant)

Dated:   February 14, 2003               By:             /s/ MARC SHERMAN
                                                   -----------------------------
                                                            Marc Sherman
                                                        Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
           /s/ MARC SHERMAN                  Chairman of the Board, Chief                 February 14, 2003
---------------------------------------     Executive Officer and President
            (Marc Sherman)

        /s/ EDWARD L. CUMMINGS            Vice President, Treasurer and Chief             February 14, 2003
---------------------------------------      Financial Officer (Principal
          Edward L. Cummings                Financial Officer and Principal
                                                  Accounting Officer)

         /s/ DAVID A. LOPPERT                Vice President, Secretary and                February 14, 2003
---------------------------------------                Director
           David A. Loppert

          /s/ ANDREW PACIOCCO                          Director                           February 14, 2003
---------------------------------------
            Andrew Paciocco

         /s/ R. KEITH ELLIOTT                          Director                           February 14, 2003
---------------------------------------
           R. Keith Elliott




                                  CERTIFICATION


I, Marc Sherman, certify that:

1)   I have reviewed this annual report on Form 10-KSB of WindsorTech, Inc.:

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                             /s/ MARC SHERMAN
                                                    ----------------
                                                       Marc Sherman
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                  CERTIFICATION


I, Edward L. Cummings, certify that:

1)   I have reviewed this annual report on Form 10-KSB of WindsorTech, Inc.:

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                          /s/ EDWARD L. CUMMINGS
                                                 ----------------------
                                                    Edward L. Cummings
                                                    Chief Financial Officer

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

 10.10         Amendment to Loan Agreement by and among Marc Sherman,  Edward L.
               Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of September 30, 2002
               (Incorporated herein reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November __, 2002 (Commission file number 0-7539)).

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

***  Attached hereto.

There are no other  documents  required to be filed as an Exhibit as required by
Item 601(a) of Regulation S-B.

FINANCIAL STATEMENTS INDEX
--------------------------------------------------------------------------------

                                                                            Page

Independent Auditors' Report................................................F-1


Financial Statements

    Balance Sheets..........................................................F-2

    Statements Of Operations................................................F-3

    Statement Of Stockholders' Equity (Deficit).............................F-4

    Statements Of Cash Flows................................................F-5

    Notes To Financial Statements....................................F-6 - F-18

                          Independent Auditors' Report


Board of Directors and Stockholders
Windsortech, Inc.
Hightstown, New Jersey


We have audited the accompanying balance sheets of Windsortech, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and the period from inception (August 10, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsortech, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from inception (August 10, 2001) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
January 23, 2003

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                               BALANCE SHEETS


                                     Assets

                                                                                          December 31,
                                                                                 -------------------------
                                                                                       2002           2001

Current Assets
 Cash and cash equivalents                                                      $    54,383    $    92,602
 Accounts receivable, net of allowance of $10,000 in 2002                            21,736         51,483
 Accounts receivable - related party                                                  3,261         72,450
 Inventories                                                                        427,140        277,908
 Prepaid income taxes                                                                72,000           --
 Prepaid expenses                                                                    22,049         15,963
 Deferred income taxes                                                               44,948           --
 ---------------------------------------------------------------------------------------------------------
Total Current Assets                                                                645,517        510,406

Property And Equipment, Net                                                         246,816         35,146

Deposits and Other Assets                                                            39,587         40,187

Deferred Income Taxes                                                                82,072           --
----------------------------------------------------------------------------------------------------------

                                                                                $ 1,013,992    $   585,739
==========================================================================================================


                 Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
 Current maturities of capital lease obligations                                $     9,709    $     4,945
 Accounts payable                                                                   252,358         67,564
 Accrued expenses                                                                    94,451        125,400
 Accrued payroll                                                                     87,735         11,000
 Notes payable - principal stockholders, current portion                            349,020        156,000
 ---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                           793,273        364,909

Notes Payable - Principal Stockholders                                              500,000           --

Capital Lease Obligations                                                            10,988          8,198
----------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 1,304,261        373,107
----------------------------------------------------------------------------------------------------------

Commitments And Contingencies (Notes 8 And 9)

Stockholders' Equity (Deficit)
 Preferred shares: authorized 5,000,000 in 2002
 and 2001, $0.01 par value, none issued                                                --             --
 Common shares: authorized 35,000,000 in 2002
 and 2001, $0.01 par value; 14,914,168 shares issued
 and outstanding in 2002 and 9,000,000 issued and
 outstanding in 2001                                                                149,142         90,000
 Additional paid-in capital                                                         176,648        160,000
 Retained earnings (deficit)                                                       (616,059)       (37,368)
 ----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                               (290,269)       212,632
----------------------------------------------------------------------------------------------------------

                                                                                $ 1,013,992    $   585,739
==========================================================================================================

See the accompanying notes to financial statements.                     Page F-2


                                Windsortech, Inc.
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS


                                                                          For The Period
                                                                          From Inception
                                                            For The       (August 10, 2001)
                                                         Year Ended                Through
                                                       December 31,           December 31,
                                                               2002                   2001
                                               --------------------------------------------

Revenue                                                $  6,543,147           $  1,524,848

Cost Of Sales                                             5,659,446              1,266,808
------------------------------------------------------------------------------------------

Gross Profit                                                883,701                258,040

Selling, General And Administrative Expenses              1,509,339                291,577

Depreciation And Amortization                                20,621                    934

Interest Expense                                             59,052                  2,897
------------------------------------------------------------------------------------------

Loss Before Benefit For Income Taxes                       (705,311)               (37,368)

Benefit For Income Taxes                                   (126,620)                    --
------------------------------------------------------------------------------------------

Net Loss                                               $   (578,691)          $    (37,368)
===========================================================================================


Net Loss Per Common Share - Basic and Diluted          $     (0.049)          $     (0.004)
===========================================================================================


Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                          11,757,159              9,000,000
===========================================================================================


See the accompanying notes to financial statements.                     Page F-3

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       For The Year Ended December 31, 2002 And The Period From Inception
                   (August 10, 2001) Through December 31, 2001



                                                                Common Stock           Additional         Retained         Total
                                                     ---------------------------         Paid-In          Earnings     Stockholders'
                                                       Shares             Amount         Capital         (Deficit)  Equity (Deficit)
                                                     -------------------------------------------------------------------------------

Inception                                                      --      $       --      $       --       $       --       $       --

Issuance Of Common Stock (1)                            9,000,000          90,000         160,000               --          250,000

Net Loss                                                       --              --              --          (37,368)         (37,368)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                             9,000,000          90,000         160,000          (37,368)         212,632

Merger Consideration - Delta States Oil, Inc. (2)       2,999,168          29,992         (29,992)              --               --

Shares Issued For Compensation                          2,915,000          29,150          46,640               --           75,790

Net Loss                                                       --              --              --         (578,691)        (578,691)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                            14,914,168      $  149,142      $  176,648       $ (616,059)      $ (290,269)
====================================================================================================================================

(1)  Retroactively restated to equal the equivalent number of shares received by
     the  Windsortech,   Inc.  (Accounting  Acquirer)  selling  shareholders  in
     connection with the Merger.

(2) Delta States Oil, Inc. shares outstanding or issued in connection with the Merger.



See the accompanying notes to financial statements.                     Page F-4

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS


                                                                                     For The Period
                                                                                     From Inception
                                                                       For The     (August 10, 2001)
                                                                    Year Ended             Through
                                                                  December 31,          December 31,
                                                                          2002                 2001
                                                                -----------------------------------

Cash Flows From Operating Activities
Net loss                                                             $(578,691)          $ (37,368)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization                                           20,621                 934
Deferred interest on notes payable - principal stockholders             45,721                  --
Deferred income taxes                                                 (127,020)                 --
Common stock issued for services                                        75,790                  --
Change in assets and liabilities:
Increase in accounts receivable                                         98,936            (123,933)
Increase in inventories                                               (149,232)           (277,908)
Increase in prepaid expenses and other current assets                  (77,186)            (15,963)
Increase in deposits and other assets                                     (300)            (40,187)
Increase in accounts payable and accrued expenses                      176,199             203,964
---------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                 (515,162)           (290,461)
---------------------------------------------------------------------------------------------------

Cash Flows Used In Investing Activities
Payments for property and equipment                                   (164,024)            (22,937)
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from the issuance of common stock                                  --             250,000
Net proceeds from notes payable - principal stockholders               647,299             156,000
Payments on capital lease obligations                                   (6,332)                 --
---------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                              640,967             406,000
---------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                   (38,219)             92,602

Cash And Cash Equivalents - Beginning Of Period                         92,602                  --
---------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                            $  54,383           $  92,602
===================================================================================================

Supplemental Disclosure Of Cash Flow Information
Income taxes paid                                                    $  72,400           $      --
Interest paid                                                           13,331               2,897
---------------------------------------------------------------------------------------------------
Noncash investing and financing activities (Note 11)
---------------------------------------------------------------------------------------------------



See the accompanying notes to financial statements.                     Page F-5

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 And 2001



1.       Summary Of Significant Accounting Policies

         Business Organization

         Windsortech, Inc. (the "Company"), was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967. Concurrent with the Merger, Delta changed its name to Windsortech, Inc.

         For accounting purposes, the Merger of Delta and the Company has been treated as a recapitalization of the Company as the acquirer of Delta (reverse acquisition). The historical financial statements of the Company became those of Delta and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Accordingly, the equity accounts of the Company have been restated based on the common shares received by the former shareholders of the Company in the merger. Pro forma information giving effect to the acquisition has not been presented since the merger was essentially a capital transaction and not a business combination.

         The Company purchases excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies. The Company either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally.

         Towards the end of 2002, the Company established an asset management group ("AMG") to provide complete computer asset management and recovery services to entities wishing to dispose of, upgrade or recycle their existing technological assets. Revenues and costs relating to the AMG were not material for the year ended December 31, 2002.


                                                                        Page F-6

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

         Segment Reporting

         The Company operates in one reportable business segment.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order or verbal commitment has been received or a contract has been executed, there generally are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At December 31, 2002 and 2001, a warranty reserve was not considered necessary.

         AMG fees are recognized once the services have been performed and the results reported to the client. In those circumstances where the Company disposes of the client's product, or purchases the product from the client for resale, revenue is recognized as a "product sale" described above.

         Cash And Cash Equivalents

         The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.


--------------------------------------------------------------------------------
                                                                        Page F-7

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

         Accounts Receivable


         Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

         Inventories

         Inventories consist primarily of computer hardware, parts and related products, and are valued at the lower of average cost or market. Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item by item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in-transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company's facility.

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

         Property, equipment, computer software and leasehold improvements are depreciated or amortized using the straight-line method over 2 to 5-year periods.

         Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.



--------------------------------------------------------------------------------
                                                                        Page F-8

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

         Deposits


         Deposits principally consist of the lease deposit for the Company's New Jersey facility. This deposit is refundable at the expiration of the lease. Since the lease term extends beyond twelve months, the deposit is classified as a long-term asset.

         Income Taxes

         At the commencement of its operations, the Company elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger with Delta, the Company was not liable for federal income taxes, but rather the stockholders will include their distributive share of the taxable income or loss of the Company on their 2002 personal income tax returns. As of January 31, 2002, as a result of the Merger, the Company reverted to C Corporation status under the Internal Revenue Code. As a result, the Company applies the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. No significant deferred tax assets or liabilities existed at the date of conversion to C Corporation status.

         Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed on the basis of the weighted average number of common share outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the year ended December 31, 2002, or the period from inception to December 31, 2001, because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.



--------------------------------------------------------------------------------
                                                                        Page F-9

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

         Fair Value Of Financial Instruments

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the capital lease obligations, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.


         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Note 6). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

         Impact Of Recently Issued Accounting Standards

         In May 2001, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company adopted this statement in 2002, which had no impact on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. SFAS No. 146 is not expected to impact the Company's financial position or results of operations.



--------------------------------------------------------------------------------
                                                                       Page F-10

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The Company adopted the disclosure requirements in 2002, and will adopt the remaining provisions of SFAS No. 148 in 2003. The Company has not determined the effect that the remaining provisions of SFAS No. 148 will have on its financial position or results of operations.


2.   Inventories

                                                                    2002                   2001
                                                          -------------------------------------


Finished goods                                                    $ 263,660           $ 277,908
Inventory in transit                                                183,480                  --
Allowance for excess and obsolescence                               (20,000)                 --
-----------------------------------------------------------------------------------------------

                                                                  $ 427,140           $ 277,908
===============================================================================================

3.   Property And Equipment

                                                                       2002                2001
                                                          -------------------------------------
Furniture and fixtures                                            $  14,037           $  14,037
Equipment                                                            45,093              18,143
Leasehold Improvements                                                7,427                  --
Computer equipment and software                                      86,495                  --
-----------------------------------------------------------------------------------------------
                                                                    153,052              32,180
Less:  Accumulated depreciation                                     (21,555)               (934)
-----------------------------------------------------------------------------------------------
                                                                    131,497              31,246
Construction in progress                                            115,319               3,900
-----------------------------------------------------------------------------------------------

                                                                  $ 246,816           $  35,146
===============================================================================================




--------------------------------------------------------------------------------
                                                                       Page F-11

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         At December 31, 2002 and 2001, equipment includes assets acquired under capital lease obligations in the amount of $32,135 and $18,143, respectively. Related accumulated depreciation amounted to $4,864 and $302 at December 31, 2002 and 2001, respectively. Amortization expense of these capital leased assets is included in depreciation expense.

         Depreciation charged against income amounted to $20,621 and $934 for the year ended December 31, 2002 and the period from inception through December 31, 2001, respectively.


4.   Capital Leases

         The Company leases certain equipment under non-cancelable capital leases. The assets acquired under these leases have been capitalized and the related obligations included in capital lease obligation in the financial statements. The remaining future minimum lease payments at December 31, 2002 are due as follows:

                          Year                                                                 Amount
                          ----------------------------------------------------------------------------

                          2003                                                               $ 11,032
                          2004                                                                  8,123
                          2005                                                                  3,477
                          ----------------------------------------------------------------------------
                          Total future minimum lease payments                                  22,632
                          Less:  Amount representing interest                                   1,935
                          ----------------------------------------------------------------------------
                          Present value of future minimum lease payments                       20,697
                          Less:  Current portion                                                9,709
                          ----------------------------------------------------------------------------

                                                                                             $ 10,988
                          ============================================================================



--------------------------------------------------------------------------------
                                                                       Page F-12

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


5.   Notes Payable - Principal Stockholders


                                                                       2002               2001
                                                         ---------------------------------------
Notes payable, secured by substantially all of the Company's assets,  with interest only payments at 12% payable  monthly in arrears,  with $8,000 due on demand and all principal and
accrued  interest  due and  payable  on January  31,  2004         $508,000         $          -

Revolving lines of credit,  secured by substantially  all of the Company's assets, due on demand, bearing interest  at 12%
per annum                                                           341,020            156,000
------------------------------------------------------------------------------------------------
                                                                    849,020            156,000
Less current maturities                                             349,020            156,000
------------------------------------------------------------------------------------------------

                                                                  $ 500,000       $          -
================================================================================================


         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002 to extend the maturity date of $500,000 of the principal amount owed. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short-term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, and at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's common stock, with such common stock valued at the current "market value" determined by a professional valuation service.

         The Company has also entered into revolving lines of credit with certain principal stockholders in the aggregate of $750,000. Advances under the lines are at the discretion of such principal stockholders, and are due on demand. At December 31, 2002 and 2001, $341,020 and $156,000, respectively, had been advanced.



--------------------------------------------------------------------------------
                                                                       Page F-13

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


6.       Stock-Based Compensation

         Stock Option Grants

         In October 2001, the Company granted 1,350,000 options to its shareholders and employees to acquire shares of its common stock at $0.026 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.

         In January 2002, the Company's stockholders approved the 2002 Flexible Stock Plan (the "2002 Plan"). Under the 2002 Plan, the number of shares which may be issued or sold, or for which options, stock appreciation rights (SAR's) or performance shares may be granted to certain directors, officers and employees of the Company is 5,000,000, plus an annual increase, effective of the first day of each calendar year commencing with 2003, equal to 10% of the number of shares outstanding as of the first day of such calendar year but in no event more than 30,000,000 shares in the aggregate.

         In 2002, the Company issued additional options to purchase 1,240,000 shares of its common stock at $0.026 per common share. Certain grants vested immediately, while others vest one year after grant. All options may be exercised at any time for a period of ten years from the date of vesting.

         A summary of stock option activity is as follows:


                                                                         2002                          2001
                                                               -----------------------------------------------------------
                                                                                    Exercise                      Exercise
                                                                       Shares          Price         Shares          Price
                                                               -----------------------------------------------------------

             Outstanding--Beginning of Period                       1,350,000       $ 0.026             -       $      -
             Granted                                                1,240,000         0.026     1,350,000          0.026
             Exercised                                                      -             -             -              -
             Forfeited                                                 30,000         0.026             -              -
             -------------------------------------------------------------------------------------------------------------
             Outstanding on December 31                             2,560,000         0.026     1,350,000          0.026
             =============================================================================================================

             Exercisable on December 31                             2,500,000       $ 0.026     1,350,000         $0.026
             =============================================================================================================



--------------------------------------------------------------------------------
                                                                       Page F-14

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         The  following   table   summarizes   information   about  the  options
         outstanding at December 31, 2002:

                                                                                               Exercisable Stock
                                               Outstanding Stock Options                             Options
                                   ---------------------------------------------------    ------------------------------

                                                          Remaining
                         Exercise                       Contractual          Exercise                          Exercise
                            Price          Shares              Life             Price             Shares          Price
             -------------------------------------------------------------------------------------------------------------

                          $ 0.026       2,560,000           9 years           $ 0.026          2,500,000        $ 0.026
             =============================================================================================================


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


                                                                    2002                2001
                                                       -----------------------------------------
Net Loss
    As reported                                               $ (578,691)          $ (37,368)
    Pro forma                                                   (582,095)            (39,755)

Loss Per Common share--Basic and Diluted
    As reported                                               $   (0.049)          $  (0.004)
    Pro forma                                                 $   (0.050)          $  (0.004)


         The weighted average per share fair value of the options granted was $0.005 and $0.002 for the year ended December 31, 2002 and the period ended December 31, 2001, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 2002                 2001
                                                       -----------------------------------------

       Risk-free interest rates                                  4.5%                3.93%
       Expected option lives                                  5 years              5 years
       Expected volatilities                                       0%                   0%
       Expected dividend yields                                    0%                   0%



--------------------------------------------------------------------------------
                                                                       Page F-15

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


7.   Income Taxes

         As discussed in Note 1, the Company elected C Corporation status effective January 31, 2002. Accordingly, no tax information is provided for the period from inception through December 31, 2001 as the stockholders' distributive share of the 2001 results were reported on their personal income tax returns.

         The 2002 benefit for income taxes consists of the following:

                 Current                                        $       400
                 Deferred                                          (127,020)
                                                         -------------------

                                                                $  (126,620)
                                                         ===================

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 consist of the following:

Deferred Tax Assets:
   Liabilities and reserves                                     $    44,850
   Net operating loss carryforwards                                 223,723
                                                         -------------------
   Gross deferred tax assets                                        268,573
   Valuation allowance                                             (127,000)
                                                         -------------------
                                                                    141,573
                                                         -------------------
Deferred Tax Liabilities:
   Property and Equipment                                            14,553
                                                         -------------------
                                                                     14,553
                                                         -------------------

Net Deferred Tax Asset                                          $   127,020
                                                         ===================

         At December 31, 2002, the Company had aggregate net operating loss carryforwards of approximately $573,000 for income tax purposes that expire in 2022.

         The reconciliation of the effective tax rate with the statutory federal income tax benefit rate at December 31, 2002 is as follows:

                                                                             %
                                                             -------------------

Statutory benefit rate                                                      34
State income taxes, net of federal benefits                                  6
Change in deferred tax asset valuation allowance                           (18)
Other                                                                       (4)
                                                             -------------------

                                                                            18
                                                             ===================


--------------------------------------------------------------------------------
                                                                       Page F-16

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

8.   Concentrations

         Major Customers

         For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, sales to the Company's top ten customers (including sales to a related party - see Note 10) comprised 55.0% and 89.8% of revenue, respectively. These customers also comprised 14.7% and 84.5% of the combined accounts receivable and accounts receivable - related party at December 31, 2002 and 2001, respectively.

         Export Sales

         For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, export sales comprised 28% and 42% of revenue, respectively.

         Purchases

         The Company purchases a majority of its products from a small number of suppliers. Approximately 64% and 59% of product purchases were from two vendors for the year ended December 31, 2002 and from one vendor for the period from inception through December 31, 2001, respectively.


9.       Commitments And Contingencies

         Lease

         The Company has an operating lease on real property expiring in the year 2005. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.

         Rent expense and other charges totaled $203,664 and $48,255 for the year ended December 31, 2002 and the period from inception through December 31, 2001, respectively.



--------------------------------------------------------------------------------
                                                                       Page F-17

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)



         The approximate minimum payments required under the operating lease at December 31, 2002 are:

Year                                               Amount
------------------------------------ ----------------------

2003                                            $ 159,000
2004                                              163,000
2005                                              167,000
2006                                              128,000
------------------------------------ ----------------------

                                                $ 617,000
==================================== ======================


10.      Related Party Transactions

         In 2002 and 2001, the Company had sales to a customer related to two stockholders and officers of the Company. Sales for the year ended December 31, 2002 and the period from inception through December 31, 2001 amounted to approximately $1,160,000 and $520,000, respectively. Accounts receivable from this customer amounted to $3,261 and $72,450 at December 31, 2002 and 2001, respectively.


11.      Supplemental Cash Flow Information

         During 2002 and 2001, the Company acquired equipment under a capital leases in the amounts of $13,886 and $18,143, respectively. The amount financed by the 2001 capital lease obligation was $13,143.



--------------------------------------------------------------------------------
                                                                       Page F-18