Form 10QSB
period 2003-03-31
WINDSORTECH INC
filed 2003-05-13
CIK 27960

As filed with the Securities and Exchange Commission on May 13, 2003
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

         The number of shares outstanding of each class of our common equity as of May 13, 2003, is as follows:

       Class of Common Equity                            Number of Shares
       ----------------------                            ----------------
       Common Stock, par value $.01                         14,914,168




         Transitional Small Business Disclosure Format:

         Yes [   ]  No [X]







                                                   WINDSORTECH, INC.

                                                   TABLE OF CONTENTS

   Item                                              Description                                              Page

 PART I - FINANCIAL INFORMATION

    1. Financial Statements (all unaudited)
            Balance Sheets -
                March 31, 2003 and December 31, 2002                                                              3
            Statements of Operations -
                Three Months Ended March 31, 2003 and 2002                                                        4
            Statement of Stockholders' Equity (Deficit) -
               Three months ended March 31, 2003                                                                  5
            Statements of Cash Flows -
               Three months ended March 31, 2003 and 2002                                                         6
            Notes to Financial Statements                                                                         7
    2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                         15
    3.      Controls and Procedures                                                                              29

 PART II - OTHER INFORMATION

    1.      Legal Proceedings                                                                                    30
    2.      Changes In Securities and Use of Proceeds                                                            30
    3.      Defaults Upon Senior Securities                                                                      30
    4.      Submission of Matters to a Vote of Security Holders                                                  30
    5.      Other Information                                                                                    30
    6.      Exhibits and Reports on Form 8-K                                                                     30

 SIGNATURES                                                                                                      31
 CERTIFICATIONS                                                                                                  32
 EXHIBITS                                                                                                        34




Part I        Financial Information
Item 1.  Financial Statements

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                        March 31,        December 31,
                                                                                             2003                2002
                                                                                  ---------------------------------------
                                                         Assets
Current Assets
   Cash and cash equivalents                                                        $      68,352     $        54,383
   Accounts receivable, net of reserve of $19,000 in 2003 and $10,000 in 2002             173,471              21,736
   Accounts receivable - related party                                                     23,750               3,261
   Inventories                                                                            245,497             427,140
   Prepaid income taxes                                                                    71,300              72,000
   Prepaid expenses                                                                         2,743              22,049
   Deferred income taxes                                                                   44,948              44,948
-------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                             630,061             645,517

Property and Equipment, Net                                                               245,108             246,816
Deposits                                                                                   39,587              39,587
Deferred Income Taxes                                                                      82,072              82,072
-------------------------------------------------------------------------------------------------------------------------

                                                                                      $   996,828       $   1,013,992
=========================================================================================================================

                                     Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
   Current maturities of capital lease obligations                                  $       9,805     $         9,709
   Accounts payable                                                                       274,906             252,358
   Accrued expenses                                                                        75,085              94,451
   Accrued payroll                                                                        176,910              87,735
   Customer deposits and other current liabilities                                         25,850                   -
   Notes payable - principal stockholders, current portion                                389,326             349,020
-------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        951,882             793,273
Notes Payable - Principal Stockholders                                                    500,000             500,000
Capital Lease Obligations                                                                   8,531              10,988
-------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                              1,460,413           1,304,261
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
    Preferred shares: Authorized 5,000,000 shares in 2003
       and 2002, $0.01 par value, none issued                                                   -                   -
   Common shares: authorized 35,000,000 shares in 2003 and
      2002, $0.01 par value; 14,914,168 shares issued and
       outstanding in 2003 and 2002                                                       149,142             149,142
   Additional paid-in capital                                                             176,648             176,648
   Retained earnings (deficit)                                                           (789,375)           (616,059)
-------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity (Deficit)                                            (463,585)           (290,269)
-------------------------------------------------------------------------------------------------------------------------

                                                                                      $   996,828       $   1,013,992
=========================================================================================================================

 -------------------------------------------------------------------------------

See the accompanying notes to financial statements.                      Page 3




                                Windsortech, Inc.
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
            For The Three Month Periods Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                        2003                2002
                                                                          ---------------------------------------

Revenue                                                                     $  1,715,472             $  2,189,689

Cost of sales                                                                  1,439,006                1,711,649
-----------------------------------------------------------------------------------------------------------------

Gross profit                                                                     276,466                  478,040

Selling, general and administrative expenses                                     412,464                  397,753
Depreciation and amortization                                                     10,823                    2,313
Interest expense, net                                                             25,395                    3,580
-----------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income taxes                       (172,216)                  74,394

Provision for income taxes                                                         1,100                   29,953
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                           $   (173,316)            $     44,441
=================================================================================================================

                                                                                                                $
Net income (loss) per common share - basic and diluted                      $     (0.012)                   0.004
=================================================================================================================

Weighted average number of common shares outstanding - basic and
diluted                                                                       14,914,168               10,999,445
=================================================================================================================


 -------------------------------------------------------------------------------

See the accompanying notes to financial statements.                      Page 4

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For The Three Months Ended March 31, 2003
                                   (Unaudited)













                                                Common Stock                Additional         Retained                 Total
                                       -------------------------------         Paid-in         Earnings         Stockholders'
                                            Number           Amount            Capital        (Deficit)      Equity (Deficit)
                                       ----------------------------------------------------------------------------------------

Balance - December 31, 2002             14,914,168         $149,142           $176,648      $ (616,059)            $(290,269)

Net Loss                                         -                -                  -        (173,316)             (173,316)
-------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2003                14,914,168         $149,142           $176,648      $ (789,375)            $(463,585)
================================================================================================================================






 -------------------------------------------------------------------------------

See the accompanying notes to financial statements.                      Page 5





                                Windsortech, Inc.
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                   2003           2002
                                                                      --------------------------------------

Cash Flows From Operating Activities
Net income (loss)                                                            $(173,316)            $  44,441
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                   10,823                 2,313
Changes in assets and liabilities:
(Increase) in accounts receivable                                             (172,224)             (121,560)
(Increase) decrease in inventories                                             181,643              (187,356)
(Increase) decrease in prepaid expenses                                         19,306                (2,112)
Decrease in deposits and other assets                                                -                   631
Increase in accounts payable and accrued expenses                              172,588               170,191
Decrease in prepaid income taxes                                                   700                29,953
------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                             39,521               (63,499)
------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
Payments for property and equipment                                            (63,497)               (7,116)
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Net proceeds from notes payable - principal stockholders                        40,306                35,170
Payments on capital leases                                                      (2,361)               (1,200)
------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                       37,945                33,970
------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                            13,969               (36,645)

Cash And Cash Equivalents - Beginning Of Period                                 54,383                92,602
------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                    $  68,352             $  55,957
============================================================================================================




 -------------------------------------------------------------------------------

See the accompanying notes to financial statements.                      Page 6

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------



1.     Basis of Presentation


         The accompanying unaudited financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The statement of operations for the three months ended March 31, 2003 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.       Summary of Significant Accounting Policies


         Business Organization


         The Company was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta, which was previously engaged in oil and gas exploration and drilling operations, had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. See Note 8 below.


         The Company purchases excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies, and either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally. In the first quarter of 2003, the Company completed the implementation of the infrastructure of an asset management group ("AMG") to provide complete computer asset management and recovery services to entities wishing to replenish, dispose of, upgrade or recycle their existing technological assets.


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

                                WINDSORTECH, INC.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

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


         Inventories


         Inventories consist primarily of computer equipment, parts and related products, and are valued at the lower of cost (average cost) or market.
Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item-by-item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock.


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

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the three months ended March 31, 2003 and 2002 because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.


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



         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased. The pro forma amounts are indicated below:

                                                      2003                2002
                                          ------------------- ---------------------

Net income (loss), as reported                         $(173,316)          $  44,441
Add: Stock-based employee
 compensation expense included in reported
 net income (loss), net of related tax effects                --                  --
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                                 (288)             (1,302)
                                           -----------------------------------------
Pro forma net income (loss)                            $(173,604)          $  43,139
                                           =========================================
Earnings per share:

Basic and diluted - as reported              $  (0.012)          $   0.004
                                          ================================
Basic and diluted - Pro forma                $  (0.012)          $   0.004
                                          ================================


               The weighted average per share fair value of the options granted was $0.003 and $0.005 for the three months ended March 31, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2003               2002
                                                  -----------------------------

     Risk-free interest rates                          2.9%               4.5%
     Expected option lives                          5 years            5 years
     Expected volatilities                               0%                 0%
     Expected dividend yields                            0%                 0%


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


         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company adopted this statement in 2003, which had no impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements.

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------
These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement for year-end reporting. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

3.     Inventories


         Inventories at March 31, 2003 and December 31, 2002 consist of:

                                                                                        2003                 2002
                                                                             -----------------    -----------------
   Finished goods                                                                 $  222,455        $    263,660
   Inventory in transit                                                               55,042             183,480
   Allowance for excess and obsolescence                                             (32,000)            (20,000)
                                                                             -----------------    -----------------
                                                                                  $  245,497        $    427,140
                                                                             =================    =================

4.       Property And Equipment


         Property and equipment at March 31, 2003 and December 31, 2002 comprise:

                                                                                   2003                 2002
                                                                             -----------------    -----------------
 Furniture and fixtures                                                       $        14,037   $           14,037
 Equipment                                                                            146,282               45,093
 Leasehold improvements                                                                 7,427                7,427
 Computer equipment and software                                                      109,740               86,495
                                                                             -----------------    -----------------
                                                                                      277,486              153,052
 Less:  accumulated depreciation                                                      (32,378)             (21,555)
                                                                             -----------------    -----------------
                                                                                      245,108              131,497
 Construction in progress                                                                   -              115,319
                                                                             -----------------    -----------------

                                                                             $        245,108   $          246,816
                                                                             =================    =================

         At March 31, 2003 and at December 31, 2002, equipment includes assets acquired under capital lease obligations in the amount of $32,135. Amortization expense of these capital lease assets is included in depreciation expense.


         Depreciation charged against income amounted to $10,823 and $2,313 for the three months ended March 31, 2003 and 2002, respectively.

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------



5.       Capital Leases


         The Company leases certain equipment under non-cancelable capital leases. The assets acquired under these leases have been capitalized and the related obligations included in capital lease obligations in the financial statements. The remaining future minimum lease payments at March 31, 2003 are due as follows:


         Year                                                                                Amount
         ---------------------------------------------------------------------------------------------

         2003                                                                               $ 8,544
         2004                                                                                 8,123
         2005                                                                                 3,477
         ---------------------------------------------------------------------------------------------
         Total future minimum lease payments                                                 20,144
         Less: Amount representing interest                                                   1,808
         ---------------------------------------------------------------------------------------------
         Present value of future minimum lease payments                                      18,336
         Less:  Current portion                                                               9,805
         ---------------------------------------------------------------------------------------------
                                                                                            $ 8,531
         =============================================================================================

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


                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------
                  A summary of stock option activity is as follows:

                                                                      March 31, 2003              December 31, 2002
                                                               ----------------------------------------------------------
                                                                                    Exercise                      Exercise
                                                                       Shares          Price         Shares          Price
                                                               ----------------------------------------------------------

         Outstanding--Beginning of Period                            2,560,000    $ 0.026       1,350,000         $ 0.026
         Granted                                                       125,000      0.026       1,240,000           0.026
         Exercised                                                         --     --                   --              --
         Forfeited                                                                                 30,000           0.026
         ----------------------------------------------------------------------------------------------------------------
         Outstanding--End of Period                                  2,685,000    $ 0.026       2,560,000         $ 0.026
         ================================================================================================================

         Exercisable on March 31, 2003 / December 31, 2002           2,685,000    $ 0.026       2,500,000         $ 0.026
         ================================================================================================================


         The following table summarizes information about the options outstanding at March 31, 2003:

                                                                                                Exercisable Stock
                                               Outstanding Stock Options                             Options
                                   ---------------------------------------------------    ------------------------------

                                                          Remaining
          Exercise                                      Contractual          Exercise                          Exercise
          Price                            Shares              Life             Price             Shares          Price
         ----------------------------------------------------------------------------------------------------------------

          $ 0.026                       2,685,000        8.75 years           $ 0.026          2,685,000        $ 0.026
         ================================================================================================================

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No.
123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock - see Note 2.

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

7.       Related Party Transactions


         The Company had sales to a customer related to two stockholders and two officers of the Company. Sales to this customer amounted to approximately $188,000 and $743,000, respectively, for the three month periods ended March 31, 2003 and 2002. Accounts receivable from this customer amounted to $23,750 at March 31, 2003 and $3,261 at December 31, 2002.


8.       Change in Control/Merger


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

                                Windsortech, Inc.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

9.       Financing

         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on March 31, 2002 and again on February 28, 2003 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000) with interest only payments at 12% payable monthly in arrears, and all interest and accrued principal due and payable on January 31, 2005. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying financial statements and related notes in Part I Item 1 of this report as well as our Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain statements made in this report may contain forward-looking statements.

BUSINESS DESCRIPTION

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

         As a result of the Merger, the surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and has recently established the Asset Management Group ("AMG") to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

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

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

          Name              Age                                   Position
------------------------ ------------ -------------------------------------------------------------
Marc Sherman ..........         39       Chairman, Chief Executive Officer and President
Edward L. Cummings.....         54       Vice President, Chief Financial Officer and Treasurer
Carl C. Saracino.......         32       Vice President, Operations
Michael P. Sheerr......         45       Vice President, Sales
David A. Loppert.......         48       Vice President, Business Development and Secretary


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

Other Information

         On April 5, 2002, the Board of Directors and the Stockholders approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits the Company to initially issue up to 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of March 31, 2003, 6,491,417 options are available to be granted under the Plan, 1,465,000 of which have previously been granted by the committee designated for such purpose.

         On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons. On January 13, 2003, R. Keith Elliott was appointed to fill the vacancy.

WHAT WE DO

         We are a Technology Services Company.

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


         In the fourth quarter of 2002 we established an Asset Management Group ("AMG") to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect, test and audit each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits in providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on a client's computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses, and we anticipate generating continuing revenue from AMG clients in the second quarter of 2003. We incurred direct AMG expenses in the first quarter of 2003 as we started hiring and training employees.


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


         The cost to fully implement our AMG was approximately $200,000, primarily for the purchase of computer software and hardware, material handling equipment and leasehold improvements, and we expect that that we will increase the number of employees from 17 employees at December 31, 2002 to approximately 25 or 30 employees by December 31, 2003.

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

         According to a report published in December, 2002 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2002 were expected to reach 136.2 million, up 1.6% from the prior year. For 2003, shipments of new PC's are expected to grow at more than 8%. In 2003 and beyond, IDC continues to expect improvement in the business and consumer sectors, while government spending will slow to reflect reduced budgets. Risks from economic and political factors may also constrain future growth, although IDC projects shipment growth of 8.3% in 2003 and 11% in 2004. IDC also reported that there are close to 1 billion PCs in use that are more than 4 years old. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95 and Windows 98, leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning PC's and manufacturer supported operating systems.


         In November 2002, the Gartner Group, a research and advisory firm, predicted that "end-of-life issues rather than technology innovation will be the major PC growth driver in 2003". "Budget-constrained organizations are holding on to their PC's longer as cost reduction continues to be implemented." In March 2003, Gartner Dataquest projected that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner believes that a large pool of installed PC's, purchased from 1998 to 2001, are due for replacement, most of which they forecast to begin in the second half of 2003 and extend into 2004.


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

         The asset management system we have implemented has been designed to process an unsorted stream of technology. Comprehensive reporting provides a tool for managing the asset base. Using proprietary technology, used equipment is registered, evaluated and then routed for services designed to maximize value for the equipment owner. The process is fully documented for each system in our database and:

          o Service delivery should be consistent because our proprietary system provides step-by-step technical instructions based on a client's requirements.

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


         We receive information about new sources of products from prior contacts, subscription to online resources, advertising, industry publications, trade associations and e-mail and fax bid requests received. We remarket our products and sell our services by word of mouth and by e-mail broadcasting on certain on-line services, and through established contacts and existing customers.


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


         We provide a limited warranty on some of our products. Mostly such warranties are "DOA" warranties. ("DOA" means "Dead on Arrival" and is a customary warranty in the "computer equipment resale industry"). We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At March 31, 2003 and at December 31, 2002 warranty reserves were not considered necessary.

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

                                                                                     Three Months      Three Months
                                                                                            Ended             Ended
                                                                                   March 31, 2003    March 31, 2002
                                                                                 -----------------------------------
                                                                                            %                 %
                                                                                          ---               ---
  Revenue                                                                               100.0             100.0
  Cost of sales                                                                          83.9              78.2
                                                                                 -----------------------------------
  Gross profit                                                                           16.1              21.8
  Selling, general and administrative expenses                                           24.0              18.1
  Depreciation and amortization                                                           0.6               0.1
  Interest expense                                                                        1.5               0.2
                                                                                 -----------------------------------
  Income (loss) before provision (benefit)for income taxes                              (10.0)              3.4
  (Provision) benefit for income taxes                                                   (0.1)              1.4
                                                                                 -----------------------------------
  Net income (loss)                                                                     (10.1)              2.0
                                                                                 ===================================

         For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical results for WTI prior to the Merger became those of the Company after the Merger and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting.


Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002


         Revenue for the quarter ended March 31, 2003 was $1,715,472 compared to revenue of $2,189,689 for the quarter ended March 31, 2002, a $474,217 decrease, or 21.7%. Revenue decreased significantly in the current quarter due to economic uncertainties caused by the lack of confidence in the growth of the economy, continuing increases in unemployment, and postponement of capital expenditures, particularly for the replenishment of computer equipment.


         Gross Profit for the quarter ended March 31, 2003 was $276,466 compared to a gross profit of $478,040 for the quarter ended March 31, 2002, a $201,574 decrease, or 42.2%. Gross Margin was 16.1% for the quarter ended March 31, 2003 compared to 21.8% for the quarter ended March 31, 2002. Gross profit and gross margin for the quarter decreased because of lower system sales and increases in fixed overhead cost as a result of the implementation of the Asset Management automated system.


         Selling, general and administrative expenses for the quarter ended March 31, 2003 were $412,464 compared to selling, general and administrative expenses of $397,753 for the quarter ended March 31, 2002, a $14,711 increase, or 3.7%. Selling, general and administrative expense increased as a result of sales staff hired during the quarter, as well as staff hired subsequent to March 31, 2002 whose costs are included in the 2003 quarter. Other increases in the quarter were increases in bad debt expense, employee benefit programs, insurance, maintenance, travel and dues and subscriptions, offset by a large reduction in legal expenses and temporary help.


         Depreciation and amortization for the quarter ended March 31, 2003, was $10,823 compared to depreciation and amortization of $2,313 for the quarter ended March 31, 2002, a $8,510 increase, or 367.9%, primarily from the acquisition of the asset management group equipment and computer software acquired subsequent to March 31, 2002.

         Interest expense for the quarter ended March 31, 2003, was $25,395 compared to interest expense of $3,580 for the quarter ended March 31, 2002, a $21,815 or 609.4% increase, commensurate with the increase in the Company's borrowings.


         The Company did not recognize a federal income tax benefit in the current quarter and expensed its state tax obligations. In the 2002 quarter the Company had an effective tax rate on pre-tax income of 40.3%.


Liquidity and Capital Resources

         Net cash provided by operating activities in the three months ended March 31, 2003 was $39,521 compared to $63,499 of cash used in the period ended March 31, 2002. Cash provided by operating activities during the quarter ended March 31, 2003 was primarily as a result of a decrease in inventory and prepaid expenses and an increase in accounts payable and accrued expenses, offset by an increases in accounts receivable. Cash used in operations in the quarter ended March 31, 2002 was primarily from the net loss, and increase in accounts receivable, inventories and prepaid expenses, reduced by increases in accounts payable and accrued expenses and income taxes payable.

         Net cash used in investing activities in the three months ended March 31, 2003 and 2002 was $63,497 and $7,116, respectively. In all instances this cash was used to purchase property, equipment, computer software and fund leasehold improvements.

         Net cash provided by financing activities in the three ended March 31, 2003 and 2002 was $37,945 and $33,970, respectively. Cash was provided in 2003 and 2002 from loans from principal stockholders offset by principal payments on capital leases.

         We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.


         Since the last quarter of 2001, there has been a general downward trend of IT spending in the USA and in the rest of the world. IDC reported in December 2002 that there are close to 1 billion PCs in use that are more than 4 years old. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95 and Windows 98, leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning PC's and manufacturer supported operating systems.

         We expect that USA corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in an anticipated greater source of used computer equipment becoming available for resale.

         We do not have any material commitments for capital expenditures. Any required expenditure will be completed through internally generated funding.

         We did not have any significant elements of income or loss not arising from continuing operations in either of the quarters ended March 31, 2003 and 2002 and do not expect any in the remainder of fiscal 2003. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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


         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company adopted this statement in 2003, which had no impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement for year-end reporting. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative. FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         Certain statements in this Report, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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


FACTORS AFFECTING FUTURE OPERATING RESULTS

         In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein, and from time to time in our other filings with the Securities and Exchange Commission.

Uncertainty Of Future Financial Results

         We are a relatively newly formed business, having commenced operations in October 2001. We have only had one profitable quarter, the quarter ended March 31, 2002, since we commenced operations. Our future financial results are uncertain. There can be no assurance that we will achieve profitability, and we may continue to incur losses in the foreseeable future. Achieving profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.

Fluctuations In Future Quarterly Results

         We have been in business since October 2001 and have only six quarters of historic quarterly operating results, only one of which has been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.

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

We   Have  Limited  Principal   Markets  And  Customers;   We  Have  Significant
     Dependence On Major Customers; There Is A Risk Of Industry Concentration

         We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and in more than 5 countries worldwide. In the quarters ended March 31, 2003 and 2002, our top ten customers accounted for approximately 62.1% and 80.4% of our total revenues, respectively. In the year ended December 31, 2002, our top ten customers accounted for approximately 55.0% of our total revenues. In each of the periods referred to, one of those customers is a "related party" for accounting purposes.

         We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

         In each of the quarters ended March 31, 2003 and 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

We Have No Significant Operating History For The AMG

         We established our AMG in the fourth quarter of 2002 and hired and trained staff to operate the system in the first quarter of 2003. Presently we do not have any significant AMG clients, and there can be no assurance that we will be successful in attracting or retaining the client base we need to achieve profitability for the AMG.

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

The Industry In Which We Compete In Is Highly Competitive

         We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

     o major manufacturers of computer equipment such as, Dell Computer Corporation, Hewlett Packard and IBM, each of which offer "as-is", refurbished and new equipment through their websites and direct e-mail broadcast campaigns;
     o privately and publicly owned businesses such as TechsMart, Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;
     o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and
     o    online competitors and auction sites, such as e-Bay.

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


ITEM 3     CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures


         The management of the Company including the Chief Executive Officer and the Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the

Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of March 31, 2003, the date of the conclusion of the evaluation.


Changes in Internal Controls


         There were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


         We did not issue any securities during the quarter ended March 31, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
           See List of Exhibits filed as part of this quarterly report on Form 10-QSB.

Reports on Form 8-K

           None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WINDSORTECH, INC.
                                (Registrant)

Dated:   May 13, 2003           By:          /S/ MARC SHERMAN
                                    --------------------------------
                                                 Marc Sherman
                                             Chief Executive Officer

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

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


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

Date: May 13, 2003                               /s/ Marc Sherman
                                                 ----------------
                                                 Marc Sherman
                                                 Chairman of the Board and
                                                 Chief Executive Officer

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

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2003                                /s/ Edward L. Cummings
                                                  ----------------------
                                                  Edward L. Cummings
                                                  Chief Financial Officer




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

10.9 Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number
                 0-7539)).

10.10            Amendment to Loan Agreement by and among Marc Sherman, Edward
                 L. Cummings, David A. Loppert, Carl C. Saracino, Michael P.
                 Sheerr and WindsorTech, Inc., on and as of March 31, 2002
                 (Incorporated herein reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed with the
                 Commission on November 4, 2002 (Commission file number
                 0-7539)).

10.11***         Second Amendment to Loan Agreement by and among Marc Sherman,
                 Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael
                 P. Sheerr and WindsorTech, Inc., on and as of February 28, 2003



Exhibit Number   Description
--------------------------------------------------------------------------------
16.1             Letter from Milton Reece, CPA ("Reece") concurring with the statements made by the Registrant in the Current Report on Form
                 8-K reporting Reece's resignation as the Registrant's principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed with the
                 Commission on February 13, 2002 (Commission file number
                 0-7539)).

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

There are no other documents required to be filed as an Exhibit as required by
Item 601 of Regulation S-B.