Form 10KSB/A
period 2002-12-31
WINDSORTECH INC
filed 2003-08-12
CIK 27960

As filed with the Securities and Exchange Commission on August 12, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 000-7539

WINDSORTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-2599131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Lake Drive, Hightstown, NJ 08520
(Address of Principal Executive Offices) (Zip Code)

(609) 426-4666
(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes    [X]         No    [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X ]

        Issuer’s revenues for its most recent fiscal year: $6,543,147

        The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant is not ascertainable as there have been no reported sales or bids of such common stock, to the knowledge of the Registrant or its management.

        The number of shares outstanding of each class of our common equity as of August 7, 2003 is as follows:

Class of Common Equity	Number of Shares

Common Stock, par value $.01	16,268,754

Documents incorporated by reference: None

TABLE OF CONTENTS

ITEM	DESCRIPTION	PAGE >

PART I

1. 2. 3. 4.	Description of Business Description of Property Legal Proceedings Submissions of Matters to a Vote of Security Holders	1 10 11 11

PART II

5. 6. 7. 8.	Market for Common Equity and Related Stockholder Matters Management's Discussion And Analysis of Financial Condition and Results of Operations Financial Statements Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12 15 28 28

PART III

9. 10. 11. 12. 13. 14.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act Executive Compensation Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Certain Relationships and Related Transactions Exhibits And Reports on Form 8-K Controls And Procedures	29 32 35 36 38 38

Signatures	40
Financial Statements and Exhibits	41

Explanatory Note

This Amendment No. 1 to WindsorTech, Inc's Annual Report on Form 10-KSB/A for the year ended December 31, 2002 has been filed to conform the information herein to WindsorTech's Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on August 7, 2003.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

        Certain statements in this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

        All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

  our growth strategies.
  anticipated trends in our business and demographics.
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

Recent Developments

Change of Control of Registrant; Merger of WindsorTech, Inc. with and into Delta States Oil, Inc.

         On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among WindsorTech, Inc. (the “Company” or “WTI”), Delta States Oil, Inc. (“Delta”) and Alfred D. Morgan, PhD., the Company was merged with and into Delta in a tax-free merger (the “Merger”), and Delta was renamed WindsorTech, Inc. Delta, in consideration for acquiring 100%, or 25,000,000 shares, of the outstanding common stock of WTI, issued an aggregate of 9,000,000 shares of its common stock, allocated equally among Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert. The exchange ratio was 0.36 Delta shares for each WTI share.

        Following the merger, the surviving Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75% of which, were then owned equally by Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and David A. Loppert.

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

         The business purpose of the Merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for listing on a recognized stock exchange. The surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and “as-is” computer equipment and related products and has recently established the AMG to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

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

        Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

Name	Age	Position
Marc Sherman	40	Chairman, Chief Executive Officer and President
Edward L. Cummings	52	Vice President, Chief Financial Officer and Treasurer
Carl C. Saracino	34	Vice President, Operations
Michael P. Sheerr	47	Vice President, Sales
David A. Loppert	48	Vice President, Business Development and Secretary

Change in Authorized Share Capital

        Delta’s Stockholders and Directors voted to amend Delta’s Articles of Incorporation on January 30, 2002, to increase the total number of authorized shares of capital stock of Delta to Forty Million (40,000,000) shares: Thirty-five Million (35,000,000) shares of which are shares of Common Stock at $.01 par value and Five Million (5,000,000) shares of which are Preferred Stock at $.01 par value. On February 2, 2002, the Company filed an appropriate amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.

Other Information

        On April 5, 2002, the Board of Directors and the Stockholders approved the adoption of the Company’s 2002 Flexible Stock Plan (the “Plan”). The Plan permits the Company to issue up to 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of December 31, 2002, 5,000,000 options are available to be granted under the Plan, 1,340,000 of which have previously been granted by the committee designated for such purpose.

        On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons. On January 13, 2003, R. Keith Elliott was appointed to fill the vacancy. On May 27, 2003, Andrew Paciocco resigned as a member of our board of directors for personal reasons. His vacancy has not been filled.

WHAT WE DO

         We are a technology services company.

        We purchase excess, used and off-lease “as-is” and, sometimes, refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies, and leasing and finance companies, and either remarket those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or we disassemble them and separate and sell the components as parts and recycle the unsaleable components, such as metal covers, plastics and other components.

        We sell a wide range of used, “as-is” and, occassionally, refurbished products, including notebook and desktop computers, monitors, processors, disk drives, CD’s, DVD’s, modems, printers and memory. The majority of the computers we offer for sale are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items to be our “principal product”. We operate in one segment and consider the sales of these products as our single source of revenue as one item. Our business is marginally seasonal, with the July — September period usually being slower than other periods.

        We have no patents or trademarks, nor do we sell any products under license. We have no franchise or concession agreements.

        In the fourth quarter of 2002 we established an Asset Management Group (“AMG”) to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on the client’s computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses, and we anticipate generating continuing revenue from AMG clients in the second half of 2003. We incurred direct AMG expenses in the first quarter of 2003 as we started hiring and training employees.

        This service is different from our current business practice in that we expect to contract with a particular customer, for a fee, to receive, inspect, test, report and, in some cases, refurbish computer equipment in “lots”. We expect to then, for an additional fee, assist the customer in the disposition of the computer equipment or store it for future use, or dispose of it, in accordance with the customer’s instructions and state and federal laws.

        The cost to fully implement our AMG was approximately $200,000, primarily for the purchase of computer software and hardware, material handling equipment and leasehold improvements, and we expect that that we will increase the number of employees from 17 employees at December 31, 2002 to approximately 25 to 30 employees by December 31, 2003.

Our Business Model

        Demand for used or “as-is” brand name computer equipment is growing as consumers realize they can purchase excess/used/“as-is” products that can serve their needs at substantial discounts from the price of new equipment. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.

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

        According to a report published in December, 2002 by International Data Corporation (“IDC”), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2002 were expected to reach 136.2 million, up 1.6% from the prior year.  For 2003, shipments of new PC’s are expected to grow at more than 8%.   In 2003 and beyond, IDC continues to expect improvement in the business and consumer sectors, while government spending will slow to reflect reduced budgets. Risks from economic and political factors may also constrain future growth, although IDC projects shipment growth of 8.3% in 2003 and 11% in 2004. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer’s support for widely used operating systems, such as Microsoft’s Windows 95 and Windows 98 (in accordance with Microsoft’s Life Cycle Support Policy), leads us to believe that end-users will be forced to upgrade their PC’s in order to have fully functioning PC’s and manufacturer supported operating systems.

        In November 2002, the Gartner Group, a research and advisory firm, predicted that “end-of-life issues rather than technology innovation will be the major PC growth driver in 2003". “Budget-constrained organizations are holding on to their PC’s longer as cost reduction continues to be implemented.” In March 2003, Gartner Dataquest projected that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner believes that large pools of installed PC’s, purchased from 1998 to 2001, are due for replacement, most of which they forecast to begin in the second half of 2003 and extend into 2004.

        IDC has designed a Life Cycle Value model that organizes the cost to own, maintain and replace technology into three stages: procurement, use and disposition. Redemtech, Inc., a national equipment remarketer, estimates that end-of-life disposition costs alone constitute as much as 5% of the Total Cost of Ownership (“TCO”), nearly one-third as much as the original procurement cost. Much of this expense stems from the fact that used equipment from various diverse or distributed environments present many challenges which enterprises are generally not equipped to address such as:

  Diverse equipment locations.
  Unrecorded or undocumented changes in original configurations, upgrades and peripheral additions.
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

        According to Redemtech, most technology depreciates at an average of 6% per month. Redemtech believes that the dominant factor influencing a used item’s value in the marketplace is the price and power of similar, new, “state of the art” technology. They believe that for many years the trend has been toward an acceleration of new technology introductions offering even greater values as measured by power/price

        In recent years, the number of companies leasing rather than purchasing computer equipment has increased significantly, primarily due to shorter product life cycles and issues involving end of life costs or residual recovery. Corporate leases generally have a three-year term after which the equipment is replaced and a new lease cycle begins. Off-lease equipment is generally from brand-name manufacturers and still has a relatively high resale value whether refurbished or not.

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

        A proactive, well-defined end of life management policy can reduce a client’s total cost of equipment ownership. Our clients are able to deploy their information technology specialists much more productively, without having to worry about end of life equipment disposal. End-of-life disposition costs for older technology often exceed the market value of such asset, resulting in negative residuals. One of our objectives is to prevent clients from incurring negative residuals simply because they lack an effective end-of-life management program. The key to avoiding negative residuals is to retire an asset while its market value is still greater than its disposition costs.

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
  Many used systems are not in good working condition.
  Many used systems have cosmetic damage that may affect value and suitability for other use.
  Used systems contain proprietary data and software licenses which must be erased before reuse.

  Manual processing methods are prohibitively costly for relatively low value used systems.

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
  Data reliability should be high because manual data entry will be reduced.
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

How We Acquire Products

        We believe our ability to acquire computer equipment in large quantities at favorable prices is a key competitive advantage. We purchase product from finance and leasing companies, computer manufacturers, corporate information technology departments and others looking for a reliable channel for equipment disposition. Other sources for our products include independent brokers, federal, state and local governments, liquidators and educational institutions. In all instances, we either prepay for the product we purchase or we receive terms from the vendor from whom we purchase the product. In each case, we generally finance the purchase by utilizing existing cash resources, including cash generated from operations or, in some instances, from funds borrowed from our principal stockholders.

        In the past, we purchased a majority of our products from a small number of suppliers. During the year ended December 31, 2001, we purchased approximately 59% of our products from IBM Credit Corporation. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors – 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech.

        We receive information about new sources of products from prior contacts, subscription to online resources, advertising, industry publications, trade associations and e-mail and fax bid requests received. We remarket our products and sell our services by word of mouth and by e-mail broadcasting on certain on-line services, and through established contacts and existing customers.

        Our access to sources of equipment is based primarily on relationships that our management team has established over approximately the last eight years, both through their individual associations with the Company and through their other professional experiences. Since product availability is unpredictable, a strong base of vendor relationships is important to our success. We maintain ongoing contact through e-mail and telephone calls with our vendors to learn when products will become available.

        The average age of the products that we purchase is approximately 30 months. The average time between our purchase of an item and sale of that item is approximately 30 days. Although we assume inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels justifies the risk. We typically purchase products in large quantities, and frequently make bulk purchases on an “as-is” basis, which can result in significantly lower acquisition cost, although these purchases are without warranties except as to title and quantity of equipment. Sometimes, a small part of a particular shipment may not meet our quality standards for products we offer. In those cases, we use the products as parts or seek to immediately sell these products in bulk through brokers, who in most cases sell the products internationally.

        There are no set formulas for determining the purchase prices we pay to our suppliers. The pricing is usually negotiated for each transaction based on the current market prices for similar equipment, the condition and location of the equipment and the cost and effort anticipated in packing and transporting the equipment to our facility.

        We provide a limited “DOA Warranty” in connection with some of our product sales. DOA means “Dead On Arrival” and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but, in limited circumstances, it may be at the customer’s option. We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At December 31, 2002 and 2001 warranty reserves were not considered necessary.

How We Market Our Products And Services

        Prior to joining WindsorTech in 2001, Messrs. Sherman, Cummings, Saracino and Sheerr were, at various times between 1994 and 2001, all employed by Intellesale, Inc., or one of its subsidiaries or its predecessor company. Intellesale was a company that purchased and sold large volumes of off-lease/off-finance excess, used, refurbished and “as-is” computer equipment and related products. It is no longer in business.

        Prior to and during the period of time during which Messrs. Sherman, Cummings, Saracino and Sheerr worked at Intellesale, they were involved in sale and remarketing of off-lease/off-finance excess, used, refurbished and “as-is” computer equipment and related products, and the processing and remarketing of scrap metal and semi-precious materials. As a result of these experiences, they established over a period of many years a network of domestic and international buyers and brokers from whom they bought and to whom they sold products. Utilizing those contacts, they have enabled WindsorTech to established a network of domestic and international buyers and brokers to whom we regularly e-mail our current inventory lists and call to offer our products and who regularly buy our products. We also sell over the internet by posting “Want To Sell” or “WTS” offers through web portals or subscription services such as Powersource, the TBN Network and Exporters.com. Generally, within 1–3 hours of posting these WTS offers, we receive e-mail offers from interested parties to purchase product.

        Our domestic customers generally are manufacturer authorized warranty service providers to whom we sell all types of replacement parts including hard disk drives, CD Drives, DVD Drives, power supplies, mother boards and computer cases. Our international customers generally purchase lower-end whole systems and monitors for resale in third world countries, such as in Africa, and the brokers with whom we deal purchase everything from high to low-end monitors and systems and all sorts of parts.

        We market our AMG services via one-on-one contact with the appropriate individuals within a potential client corporation. We develop leads on potential client corporations through our memberships in professional equipment asset management associations, by attending industry conventions and by presenting the benefits of our AMG services at conventions.

        We presently have two employees who conduct our marketing efforts. While we do not focus on any particular industry, we concentrate on large corporations which tend to refresh, or replace, their installed desktop or notebook computers on a regular cycle.

        As part of our AMG services, we market our ability to ensure “End-of-Life Data Security”. Privacy laws strictly govern consumer information that may be present on computer hard drives and other media removed from service. We advise clients and potential clients on the most appropriate methods to consider when destroying corporate data when they remove systems or media from service. We are paying particular attention to banks, insurance companies, brokerages, and other financial services companies that are impacted by these privacy laws.

        We receive referrals from existing clients, and we monitor financial and technical news sources for workforce reductions, plant closings, and technology upgrade announcements that may provide opportunities for us to present our AMG services.

        In April 2003, we created and filled a senior marketing position and we are in the process of expanding our sales and marketing team. We plan to hire 2 to 3 additional marketing personnel between July and December 2003.

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

Dependence on Major Customers

        We do not have any exclusive long-term arrangements with our customers for the continued sales of our product.

        We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 4 continents worldwide. In the year ended December 31, 2002, our top ten customers accounted for approximately 55.0% of our total revenues. In each of the periods referred to, Keystone Memory Group, a “related party” for accounting purposes, was one of our top ten customers.

        A significant portion of our revenues is also derived from export sales. In each of the quarters ended March 31, 2003 and 2002, primarily all of our sales of computer systems, peripheral devices and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, export sales comprised 28% and 42% of revenue, respectively.

Employees

        As of August 7, 2003, we employed 16 full-time and 4 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

Backlog

        Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Compliance With Environmental Regulations

        Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor our operations with respect to potential environmental issues and costs, including changes in legally mandated standards.

        We recycle used equipment that may contain hazardous materials through Waste Management’s Recycle America — Asset Recovery Group (“ARG”) division. ARG, for a fee, manages commodities and materials for recycling in accordance with applicable local, state and federal laws, rules and regulations. Upon receipt of materials for recycling, ARG provides us with a Certification of Destruction which, in part, certifies that the materials were accepted for the purpose of recycling and/or destruction in accordance with all applicable standards including federal, state and local requirements.

ITEM 2.      DESCRIPTION OF PROPERTY

        We lease approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $153,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This lease expires in September 2006.

        Rent expense and other charges totaled $203,664 for the year ended December 31, 2002 and $48,255 for the period from October 1, 2001 through December 31, 2001.

        The approximate minimum payments required under the lease for the years 2003 – 2006 are as follows:

Year	Amount

2003	$ 159,000
2004	163,000
2005	167,000
2006	128,000

$ 617,000

        This facility, with approximately 34,000 feet of warehouse space, is in good condition and ideally suited to our existing business and has adequate and sufficient capacity for our current and estimated future business needs.

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

        As of August 7, 2003, we had granted 2,685,000 options to acquire our Common Stock. Moreover, we believe that there are approximately 1,000,000 restricted shares of our Common Stock outstanding that presently could be sold pursuant to Rule 144 under the Securities Act. We have not entered into any registration rights agreements with any shareholder at this time.

Holders

        As of August 7, 2003, there were approximately 3,310 holders of record of our Common Stock.

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

Securities authorized for issuance under equity compensation plans

        Set forth in the table below is information, as of December 31, 2002, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	1,210,000	$ 0.026	3,760,000

Equity compensation plans not approved by security holders	1,350,000	$ 0.026	--

Total	2,560,000	$ 0.026	3,760,000

Equity Compensation Plan not Approved by Security Holders

The material features of the plan are:

Option Grant.     In October 2001, in connection with their initial employment, WindsorTech, Inc. (New Jersey corporation) granted to Messrs. Cummings, Loppert, Saracino, Sherman and Sheerr and two other employees options to purchase an aggregate of 1,350,000 shares of its common stock at $0.26 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010. The options granted were Non-Qualified Options and immediately vested.

Death.     If the option recipient dies, his personal representative and/or beneficiary will have the right (which must be exercised not later than the option expiration date) to exercise the options to the extent they were not exercised at the time of the recipient’s death.

Non-Transferability of Rights; Designation of Beneficiaries.     Except as provided below, the options cannot not be transferred by the recipient other than by will or the laws of descent and distribution, and, during the lifetime of the recipient, the options can be exercised only by the recipient, except that, during his lifetime, the recipient may transfer the options for no consideration to members of his immediate family or a trust for the benefit of himself and/or members of his immediate family subject to all of the provisions applicable to the options prior to the transfer.

Withholding.     ....The Company or any affiliate that employs the recipient has the right to deduct any sums that federal, state or local tax law requires to be withheld with respect to the exercise of the options or as otherwise may be required by such laws. The Company or any such affiliate may require, as a condition to issuing stock upon the exercise of the options, that the recipient or other person exercising the options pay a sum to cover any such taxes. In the alternative, the recipient or other person exercising the options, may elect to pay such sums to the Company or the affiliate by delivering written notice of that election to the Company’s corporate headquarters prior to or concurrently with exercise. There is no obligation that the recipient be advised of the existence of the tax or the amount which will may be withheld.

Changes in Capital Structure.     If there is any change in the capital structure of the Company, or if there is be any dividend upon the stock of the Company payable in stock or any other dividend payable in stock, or of there is a stock split, spin-off, split-up, spin-out, recapitalization, merger, consolidation, reorganization, combination or exchange of shares, the maximum aggregate number of shares with respect to which the options may be exercised and the number and the option price of the shares of stock with respect to which the options were granted, will be proportionately adjusted by the Company if, and to the extent, necessary to prevent dilution or enlargement of the rights of the recipient.

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

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Edward L. Cummings	Oct - 2001	1	1	Capital Contribution	5,000,000
David A. Loppert	Oct - 2001	1	1	Capital Contribution	5,000,000
Carl C. Saracino	Oct - 2001	1	1	Capital Contribution	5,000,000
Michael P. Sheerr	Oct - 2001	1	1	Capital Contribution	5,000,000
Marc Sherman	Oct - 2001	1	1	Capital Contribution	5,000,000

Edward L. Cummings	Jan - 2002	2	1	Merger Consideration	1,800,000
David A. Loppert	Jan - 2002	2	1	Merger Consideration	1,800,000
Carl C. Saracino	Jan - 2002	2	1	Merger Consideration	1,800,000

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Michael P. Sheerr	Jan - 2002	2	1	Merger Consideration	1,800,000
Marc Sherman	Jan - 2002	2	1	Merger Consideration	1,800,000
Leonard P. Stone	Jan - 2002	3	1	Finders Fee	450,000
William J. Barbera	Jan - 2002	3	1	Finders Fee	180,000
Frederic E. Smithline	Jan - 2002	4	1	Services Rendered	600,000
Brian Cockerham	Dec - 2002	5	1	Compensation	5,000
Edward L. Cummings	Dec - 2002	5	1	Compensation	500,000
Erik Cummings	Dec - 2002	5	1	Compensation	50,000
David Harris	Dec - 2002	5	1	Compensation	150,000
Robert Jackson	Dec - 2002	5	1	Compensation	150,000
David A. Loppert	Dec - 2002	5	1	Compensation	500,000
Eleanor McDonald	Dec - 2002	5	1	Compensation	5,000
Wayne Neuls	Dec - 2002	5	1	Compensation	5,000
Lou Nuccio	Dec - 2002	5	1	Compensation	50,000
Carl C. Saracino	Dec - 2002	5	1	Compensation	500,000
Michael P. Sheerr	Dec - 2002	5	1	Compensation	500,000
Marc Sherman	Dec - 2002	5	1	Compensation	500,000

1.

Represents shares issued to the founders and initial shareholders of WindsorTech in exchange for a capital contribution of $50,000 paid by each in cash. At the time of issuance, WindsorTech was not a public reporting entity, and the shares were exempt from registration pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were legended to indicate that they were restricted. These shares were exchanged for the Merger Consideration shares issued in January 2002 as discussed in note 2 below and were subsequently cancelled.

2.

Represents shares issued in connection with the Merger in a transaction negotiated by the WTI shareholders in connection with the Merger, which Merger transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The Merger Agreement included an acknowledgment that the sale was not registered, that the WTI shareholders were acquiring the shares for investment and not for resale, and that such shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. The shares were issued in exchange for 5,000,000 shares from each of the stockholders of WindsorTech, Inc. (New Jersey corporation) as merger consideration. Each share was valued at $0.0278.

3.

Represents shares, valued at $0.0278 per share, issued as a transaction fee in connection with the Merger, which transaction was exempt from registration pursuant to Section 4(2) of the Act. The certificates representing the shares were legended to indicate that they were restricted. Mr. Stone and Mr. Barbera introduced the WindsorTech shareholders to Alfred Morgan, the principal stockholder of Delta and received the shares as a finders fee for making such introduction.

4.

Represents shares issued to for past legal services rendered to Delta in lieu of cash. The shares issued by Delta prior to the Merger were valued by Delta at $0.01 per share. The certificate representing the shares was legended to indicate that they were restricted.

5.

Represents shares issued in lieu of cash compensation. Each share was valued at $0.026. The certificates representing the shares were legended to indicate that they were restricted. The shares issued to each of Mr. Cummings, Loppert, Saracino, Sheerr and Sherman are reflected in the Summary Compensation Table in Part I, Item 6, under the "Bonus" column in 2002.

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

OVERVIEW

        We operate in a highly competitive industry, which in turn places pressures on maintaining gross profit margins. Many of our product sales are of large quantities of low value used personal computers, or of component parts that are use in personal computers, such as hard disk drives, CD drives, DVD drives, memory, and system boards, some of which produce lower than average gross profit margins. To overcome those lower margins we established an Asset Management Group (“AMG”) in the last quarter of 2002 to provide “computer asset management services” that are expected to yield higher than average gross profit margins in 2003 and beyond, as we attract new AMG clients. We had virtually no revenue from AMG clients in 2002 and very low expenses, and only anticipate generating continuing revenue from AMG clients in the second half of 2003. We incurred direct AMG expenses in the first quarter of 2003 as we started hiring and training employees.

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

	Year Ended	Three Months Ended

	December 31, 2002	December 31, 2002	December 31, 2001	September 30, 2002	June 30, 2002	March 31, 2002

	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)

	%	%	%	%	%	%
Revenue	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	86.5	92.0	83.1	97.3	85.6	78.2

Gross profit	13.5	8.0	16.9	2.7	14.4	21.8
Selling, general and administrative
expenses	23.1	36.7	19.1	29.0	16.8	16.3
Depreciation and amortization	0.3	0.7	0.1	0.6	0.1	0.1
Delta States Oil Merger Expenses	--	--	--	--	--	1.8
Interest expense	0.9	2.0	0.2	1.5	0.6	0.2

Income (loss) before provision (benefit)	(10.8)	(31.4)	(2.5)	(28.4)	(3.1)	3.4
for income taxes
Provision (benefit) for income taxes	(1.9)	(11.1)	--	(0.5)	(1.1)	1.4

Net income (loss)	(8.9)	(20.3)	(2.5)	(27.9)	(2.0)	2.0

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The results of operations for the year ended December 31, 2002 include twelve months. The short year ended December 31, 2001 includes operations from October 1, 2001 through December 31, 2001, as the Company commenced its operations on October 1, 2001.

        Revenue for the year ended December 31, 2002 was $6,543,147 compared to revenue of $1,524,848 for the year ended December 31, 2001, a $5,018,299 increase, or 329.1%. Revenue in the year ended December 31, 2002 included twelve months; in 2001 revenue was for only a three month period. The Company commenced business on October 1, 2001.

         Our revenue by geographic segment is as follows:

Years Ended December 31,	2002	%	2001(1)%		Change	% Change
United States	$4,706,122	72%	$ 881,985	58%	$ 3,824,137	434%
Asia	1,320,633	20%	492,123	32%	828,510	168%
Europe	x	0%	129,475	8%	(129,475)	(100)%
Africa	334,016	5%	--	--	334,016	100%
United Kingdom	118,228	2%	21,265	1%	96,963	456%
Canada	64,148	1%	--	--	64,148	100%

Total	$6,543,147	100%	$1,524,848	100%	$ 5,018,299	329%

(1). Period from October 1, 2001 through December 31, 2001.

        With the exception of sales to Africa where we have repeat business, most of our international business is non-repetitive.

        Gross profit for the year ended December 31, 2002 was $883,701 compared to a gross profit of $258,040 for the year ended December 31, 2001, a $625,661 increase, or 242.5%. Gross margin was 13.5% for the year ended December 31, 2002 compared to 16.9% for the year ended December 31, 2001. Gross profit increased because of the difference in the number of months in the periods: 12 in 2002 and only 3 in 2001.

        Gross margin for 2002 declined due to a significant decrease in supply of product and resulting higher product purchase prices. Since the last quarter of 2001, there has been a general downward trend of IT spending in the US and the rest of the world. Corporations have not refreshed or replaced these machines, thus making the availability of larger quantities of older machines scarce. Consequently, when we offer to purchase these machines from vendors, they have increased prices. In contrast, we have had to maintain our selling prices to remain competitive, thus increasing pressure on our margins.

        We expect that US corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner Dataquest reports, including Gartner Dataquest’s Global PC Forecast projections that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner Dataquest believes that large pools of installed PC’s, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin in the second half of 2003 and extend into 2004.

        Selling, general and administrative expenses for the year ended December 31, 2002, were $1,509,339 compared to selling, general and administrative expenses of $291,577 for the year ended December 31, 2001, a $1,217,762 increase, or 417.6%. selling, general and administrative expense increased as the Company added infrastructure and hired 12 additional full time in employees in 2002, two of whom are officers of the Company, added employee benefit programs, increased insurance coverage and procured directors and officers liability insurance and incurred significant legal expenses in the first quarter of 2002 as a result of the Merger.

        Depreciation and amortization for the year ended December 31, 2002, was $20,621 compared to depreciation and amortization of $934 for the year ended December 31, 2001, a $19,687 increase, or 2,107.8%, all as a result of fixed asset acquisitions and leasehold improvements throughout 2002.

        Interest expense for the year ended December 31, 2002, was $59,052 compared to Interest expense of $2,897 for the year ended December 31, 2001, a $56,155 increase, or 1938.4%, commensurate with the increase in the Company’s borrowings.

        The Company recognized a deferred tax benefit during 2002 by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized.

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

        Interest Expense for the quarter ended December 31, 2002, was $23,315 compared to Interest Expense of $18,965 for the quarter ended September 30, 2002, a $4,350 or 22.9% increase, commensurate with the increase in the Company’s borrowings.

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

        Interest Expense for the quarter ended September 30, 2002, was $18,965 compared to Interest Expense of $12,639 for the quarter ended June 30, 2002, a $6,326 or 50.1% increase, commensurate with the increase in the Company’s borrowings.

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

        Interest Expense for the quarter ended June 30, 2002, was $12,639 compared to Interest Expense of $3,541 for the quarter ended March 31, 2002, a $9,098 or 256.9% increase, commensurate with the increase in the Company’s borrowings.

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

        Interest Expense for the quarter ended March 31, 2002, was $3,541 compared to Interest Expense of $2,897 for the quarter ended December 31, 2001, a $644 increase, commensurate with the increase in the Company’s borrowings.

Geographic Areas

        We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, export sales comprised 28% and 42% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

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

        We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.

        Since the last quarter of 2001, there has been a general downward trend of IT spending in the US and the rest of the world. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer’s support for widely used operating systems, such as Microsoft’s Windows 95 and Windows 98 (in accordance with Microsoft’s Life Cycle Support Policy), leads us to believe that end-users will be forced to upgrade their PC’s in order to have fully functioning PC’s and manufacturer supported operating systems.

        We expect that US corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in an anticipated greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner Dataquest reports, including Gartner Dataquest’s Global PC Forecast projections that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner Dataquest believes that large pools of installed PC’s, purchased from 1998 to 2001, are due for replacement, most of which they forecast to begin in the second half of 2003 and extend into 2004.

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

FACTORS AFFECTING FUTURE OPERATOIN RESULTS

        In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein, and from time to time in our other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference.

Uncertainty Of Future Financial Results

        We are a newly formed business, having commenced operations in October 2001. We incurred substantial losses in the quarters ended September 30, 2002 and December 31, 2002, and had losses in three out of four quarters in 2002 and a loss in the quarter ended December 31, 2001. As of December 31, 2002, we had an accumulated Stockholders’ Deficit of $290,269. Our future financial results are uncertain. There can be no assurance that we will achieve profitability, and we may continue to incur losses in the foreseeable future. Achieving profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

        We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts, to more than 100 customers throughout the United States and on 4 continents. In fiscal year 2001, our top ten customers (all of whom were new) accounted for approximately 89.8% of our total revenues. In the year ended December 31, 2002, our top ten customers accounted for approximately 59.6% of our total revenues. In each of those periods one of those customers was Keystone Memory Group, a “related party” for accounting purposes.

        We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

        In fiscal 2001 and in the year ended December 31, 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, export sales comprised 28% and 42% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.

        Although we are striving to broaden our market focus to include sales to other markets, such as financial services, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies’ information processing system requirements, could have a material adverse effect on our results of operations.

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

        In the past, we purchased a majority of our products from a small number of suppliers. During the year ended December 31, 2001, we purchased approximately 59% of our products from IBM Credit Corporation. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors – 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. There can be no assurance, however, that any of these vendors will continue to do business with us. The loss of these vendors would significantly impact our ability to offer products for sale.

We Are Subject To Risks That Our Inventory May Decline In Value Before We Sell It Or That We May Not Be Able To Sell The Inventory At The Prices We Anticipate

        We purchase and warehouse inventory, most of which is “as-is” or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

Declining Prices For New Computer Equipment Could Reduce Demand For Our Products

        The cost of new computer equipment, particularly personal computers, has declined dramatically in recent years. As the price of new computer products declines, consumers may be less likely to purchase refurbished computer equipment unless there is a substantial discount to the price of the new equipment. Accordingly, if we were to sell “as-is” or refurbished equipment directly to end users, we would have to offer the products at a substantial discount to the price of new products. As prices of new products continue to decrease, our revenue, profit margins and earnings could be adversely affected. There can be no assurance that we will be able to maintain a sufficient pricing differential between new products and our “as-is” or refurbished products to avoid adversely affecting our revenues, profit margins and earnings.

If We Need Additional Financing For Unanticipated Working Capital Needs Or To Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability To Achieve Our Business Objectives

        We believe that cash generated from operations, together with other available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses, although we have not identified any specific acquisition candidates.

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

We Rely On Our Principal Stockholders/Executive Officers for Funding

        On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002 and on February 28, 2003 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. All principal and accrued interest is due and payable on January 31, 2005. If funds are not available when the loans become due, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations, or liquidate the assets of the business to satisfy the loans.

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
  traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and
  online competitors and auction sites, such as e-Bay

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

Dependence On Key Individuals

        Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:

Name	Position

David Harris	Vice President, Information Technology and Systems
David A. Loppert	Vice President, Business Development, Secretary, Director
Marc Sherman	Chairman, President and Chief Executive Officer, Director

Control By Principal Stockholders

        As a result of the completion of the Merger, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and Marc Sherman, beneficially own approximately 75% of our outstanding Common Stock. Messrs. Cummings, Loppert, Saracino, Sheerr and Sherman, who are all executive officers of the Company, collectively have effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.

Anti-Takeover Provisions

        Certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation provides that our Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company.

CRITICAL ACCOUNTING POLICIES

        Management is responsible for the integrity of the financial information presented herein. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, they reflect estimates based on management’s judgment. When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the Company’s financial condition and results, which in some cases require management’s judgment, are summarized in the Notes to Financial Statements which are included herein in Item 7.

        The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

        The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited “DOA Warranty” in connection with some of our product sales. DOA means “Dead On Arrival” and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but, in limited circumstances, it may be at the customer’s option. Based on an internal study by management, we determined that less that 5% of the Company’s sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences, and at both December 31, 2001 and December 31, 2002 had no differences and, therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

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

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had the Company elected to account for stock-based employee compensation arrangements in accordance with SFAS No. 123 as an alternative to APB Opinion No. 25, additional expense would have been recognized in the statement of operations. For options issued to non-employees, the Company applies SFAS No. 123. Expense is recognized using the Black –Scholes option pricing model, which contains estimates on the volatility of the stock price, the risk free interest rate, and the expected life of the options granted. The Company bases its estimates on the best available information. Increases in estimated volatility, expected life, and the risk free interest rate would all increase the amount of expense recognized in the Statement of Operations.

ITEM 7.      FINANCIAL STATEMENTS

        Our financial statements included in this Annual Report on Form 10-KSB/A are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-15.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Directors and Executive Officers are:

Name	Age	Position

Marc Sherman	40	Chairman, President and Chief Executive Officer, Director
R. Keith Elliott	60	Director
David A. Loppert	48	Vice President, Business Development, Secretary, Director
Edward L. Cummings	52	Vice President, Chief Financial Officer, Treasurer
Carl C. Saracino	34	Vice President, Operations
Michael P. Sheerr	47	Vice President, Sales
Robert D. Jackson	36	Vice President, Investor Relations
David Harris	39	Vice President, Information Technology and Systems

        Following the Merger, Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies. In August 2002, Constance K. Weaver resigned form the Board and in January 2003 R. Keith Elliott was appointed to the Board to fill the vacancy. Andrew Paciocco resigned from the Board of Directors in May 2003. His vacancy has not been filled.

        Marc Sherman founded WindsorTech, Inc. in August 2001 and has served as Chairman, President and Chief Executive Officer since then. His term of office expires at the 2003 annual meeting and he has indicated he is available for reelection. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and “as-is” computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr.

         R. Keith Elliott was appointed to the board of directors in January, 2003 to fill a vacancy. His term of office expires at the 2003 annual meeting and he has indicated he is available for reelection. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. He had been elected chairman and chief executive officer of Hercules, Inc. in 1997. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Hercules, Inc. is a multi-national specialty chemical manufacturer serving the paper, water, construction, pharmaceutical, food, consumer non-durable and adhesive markets and industries. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Sithe Energies Company, which develops peaking power plants based on gas, oil and coal fuels, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, Computer Task Group, an information technology staffing and solutions company, and the Institute for Defense Analyses, a federally funded research and development company. He also serves as a member of the National Advisory Board for the University of South Carolina. Mr. Elliott serves as Chairman of the Audit Committee and is a member of the Compensation Committee of the Board of Directors.

        David A. Loppert joined WindsorTech in October 2001 as a Vice President and corporate Secretary. His term of office expires at the 2003 annual meeting and he has indicated he is available for reelection. Mr. Loppert served as Chief Executive Officer of SysComm International Corporation, a network and systems integrator, from December 2000 to July 2001. From February 1997 to November 2000, he was Vice President, Chief Financial Officer and Assistant Secretary of Applied Digital Solutions, an advanced technology development company. From 1996 to 1997, he was Chief Financial Officer of Bingo Brain, Inc., a manufacturer of a hand-held bingo computer, and from 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc. and Ricochet International, L.L.C, both of which were involved in the importation and distribution of footwear. Mr. Loppert started his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg, and was designated a Chartered Accountant (South Africa) in 1980.

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

        Carl C. Saracino co-founded WindsorTech and has served as its Vice President, Operations since inception. He served as Vice President, Operations of Intellesale, Inc. from July 1999 to June 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as operations manager. Prior thereto, he served as assistant to Mr. Sherman in several of Mr. Sherman’s businesses.

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

        David Harris joined WindsorTech in May 2002 as Vice President, Information Technology and Systems. Mr. Harris is responsible for the development, implementation and maintenance of the Company’s information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.

        None of the Directors or Executive Officers of the Company:

  have filed a bankruptcy petition or served as a general partner or an executive officer of any entity that has filed or had filed against it a bankruptcy petition;
  have been convicted in a criminal proceeding or is the subject of a pending criminal proceeding;
  are subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred or suspended or otherwise limited in their involvement in any type of business, securities or banking activities; or
  have been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

        Not applicable. We do not have any securities registered pursuant to Section 12 of the Exchange Act.

[Remainder of page intentionally left blank]

ITEM 10.      EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the total remuneration paid in 2002 and 2001 to the Company’s Chief Executive Officer and its four other most highly compensated executive officers. The Company had no operating activity or executive compensation prior to October 1, 2001.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR's (#)	LTIP Payouts (#)	All Other Compensation ($)

Marc Sherman	2002	$ 100,000	$ 13,000	$ 2,500	-	125,000	$ --	$ --
Chairman, CEO and President	2001	$ 10,000	$ --	$ --	-	250,000	$ --	$ --

Edward L. Cummings	2002	$ 100,000	$ 13,000	$ 2,500	-	100,000	$ --	$ --
Vice President, Treasurer	2001	$ 10,000	$ --	$ --	-	250,000	$ --	$ --
and CFO

David A. Loppert	2002	$ 100,000	$ 13,000	$ 2,500	-	125,000	$ --	$ --
Director, Vice President,	2001	$ 10,000	$ --	$ --	-	250,000	$ --	$ --
Secretary

Carl C. Saracino	2002	$ 100,000	$ 13,000	$ 2,500	-	100,000	$ --	$ --
Vice President,	2001	$ 10,000	$ --	$ --	-	250,000	$ --	$ --

Michael P. Sheerr	2002	$ 100,000	$ 13,000	$ 2,500	-	100,000	$ --	$ --
Vice President	2001	$ 10,000	$ --	$ --	-	250,000	$ --	$ --

(1).      See "Employment Contracts" below for agreements entered into with executive officers on October 1, 2001.

(2).      The bonuses were satisfied by the issuance of 500,000 shares of restricted stock to each of the named executive officers. The shares were valued at $0.026 per share.

Option Grants in Last Fiscal Year

        The following table contains information concerning the grant of Stock Options to the named executive officers during 2002:

	Individual Grants
Name	Number of Securities Underlying Options Grnted (#) (1)	% of Total Options Granted to Employees in 2002	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($) (1)

Marc Sherman	125,000	10.1%	$ 0.026	Oct-10	$ 625
Edward L. Cummings	100,000	8.1%	$ 0.026	Oct-10	$ 500
David A. Loppert	125,000	10.1%	$ 0.026	Oct-10	$ 625
Carl C. Saracino	100,000	8.1%	$ 0.026	Oct-10	$ 500
Michael P. Sheerr	100,000	8.1%	$ 0.026	Oct-10	$ 500

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

Option Exercises and Fiscal Year-End Values

        The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2002 and unexercised options held on December 31, 2002:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Exercised in 2002		Number of Securities Underlying Unexercised Options at Year End 2002 (#)		Value of Unexercised In-The-Money Options at Year End 2002 ($)(1)
Name	Shares Acquired Upon Exercise (#)	Value Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Marc Sherman	--	$ --	375,000	--	--	--
Edward L. Cummings	--	$ --	350,000	--	--	--
David A. Loppert	--	$ --	375,000	--	--	--
Carl C. Saracino	--	$ --	350,000	--	--	--
Michael P. Sheerr	--	$ --	350,000	--	--	--

(1)	Our Common Stock is not quoted on any national stock market; accordingly there is no public market for our Common Stock at this time.

Compensation Pursuant to Plans

        Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

        Prior to the fourth quarter of 2001, non-employee directors of the Company did not receive a fee for their attendance at meetings of the Company’s Board of Directors. Beginning in the first quarter of 2002, the non-employee director compensation was changed to fixed quarterly fees in the amount of $1,500 per non-employee director. Such fee may be paid in cash or in shares of the Company’s Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted, on the date they become directors, an initial non-qualified stock option to purchase 125,000 shares of Common Stock, $.01 par value, at $0.026 per share or the last sales price of the Company’s Common Stock, expiring ten years from the grant date. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

Compensation Committee Interlocks and Insider Participation

         None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

        The Company entered into employment and non-compete agreements with the following named executive officers on October 1, 2001.

Name	Length	Commencing	Base Compensation

Marc Sherman	1 Year(1)	October 1, 2001	$100,000(2) (3)
Edward L. Cummings	1 Year(1)	October 1, 2001	$100,000 (2) (4)
David A. Loppert	1 Year(1)	October 1, 2001	$100,000 (2) (5)
Carl C. Saracino	1 Year(1)	October 1, 2001	$100,000 (2) (4)
Michael P. Sheerr	1 Year(1)	October 1, 2001	$100,000 (2) (4)

(1)

Automatically renewed for successive additional one-year terms on each anniversary unless either the employee or the Company gives the other party 30 days notice of non-renewal prior to an anniversary date. The employment agreements include certain early termination provisions in the event of the employee's death, retirement, or upon the occurrence of certain events of defaults in performance by either the Company or the employee, as applicable.

(2)	$50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002.
(3)	$200,000 per annum, effective June 1, 2003.
(4)	$125,000 per annum, effective June 1, 2003.
(5)	$165,000 per annum, effective June 1, 2003.

Key provisions of Employment and Non-Compete Agreements

Compensation.     In addition to the base compensation of each named executive listed above, each named executive is entitled to receive such bonuses, incentive compensation, and other compensation, if any, as the Company’s board of directors or the compensation committee thereof, or other designated committee shall award such executive from time to time whether in cash, Company stock, stock options, other stock based compensation, other form of remuneration, or any combination of the foregoing.

Option Grant. Each executive was granted an option to acquire 250,000 shares of the Company’s common stock at $0.26 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010.

Change of Control. In the event of a change in control of the Company, all options granted to the executives will immediately vest, to the extent not already vested, and will become exercisable in accordance with the plan or terms and conditions under which they were granted. If, after the announcement of a change in control, an executive is terminated by the Company other than for cause, then the executive’s base compensation will be increased to three times the current base compensation and such amount shall be payable in a lump sum to the executive in US dollars within 30 days of the date of termination of employment.

Excise Gross Up. In the event that any payment or benefit payable to an executive under his employment contract, and/or under any other agreement or arrangement with the Company or any person whose actions result in a change of control of the Company, is covered by Section 280G(b)(2) of the Internal Revenue Code of 1986 and is subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the Company will pay the executive an additional amount that covers all excise taxes incurred or to be incurred by the executive because of any such payment or benefit, plus an additional amount to cover all federal and state income taxes and excise taxes on the initial excise gross up payment.

Vesting of Options. In the event of termination of the executive’s employment for any reason other than termination by the Company due to his material default, as described in the employment contract, all stock options granted to him by the Company (or any subsidiary or affiliate) whether granted under and pursuant to a plan or otherwise, will become immediately exercisable to the extent not already exercisable and will remain exercisable until their expiration date.

Non-Compete Provisions. During the employment term and for a period of one year after termination of employment, if such termination is either voluntarily by the executive, or for cause by the Company, the executive shall not engage, directly or indirectly, either on his own behalf or on behalf of any other person, firm, corporation or other entity, in any business competitive with the business of the Company, in any geographic area in which the Company is conducting business during such executive’s employment term or at the time of termination of executive’s employment, or own more than 5% of any such firm, corporation or other entity. In addition, the executive must furnish the Company with such information as the Company shall from time to time request in order to determine that executive is in compliance with his non-compete agreement.

ITEM 11.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Ownership of Equity Securities in the Company

        The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of August 7, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Edward L. Cummings c/o 70 Lake Drive Highstown, NJ 08520	2,711,200	16.7%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	125,000	*
Common	Steven H. Levinson c/o 70 Lake Drive Hightstown, NJ 08520	125,000	*
Common	David A. Loppert c/o 70 Lake Drive Hightstown, NJ 08520	2,762,000	17.0%
Common	Carl C. Saracino c/o 70 Lake Drive Hightstown, NJ 08520	2,665,000	16.4%
Common	Michael P. Sheerr c/o 70 Lake Drive Hightstown, NJ 08520	2,694,000	16.6%
Common	Marc Sherman (1) c/o 70 Lake Drive Hightstown, NJ 08520	2,760,300	17.0%
Common	All Directors and Executive Officers as a Group (9 Persons)	14,392,500	88.5%

*	The amount shown is less than 1% of the outstanding shares of common stock.
1.

This table includes presently exercisable stock options. Other than these presently exercisable options, the Company has not granted any other options, warrants, rights, conversion privileges or similar obligations. The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings - 350,000; R. Keith Elliott - 125,000; Steven H. Levinson - 125,000; David A. Loppert - 375,000; Carl C. Saracino - 350,000; Michael P. Sheerr - 350,000; Marc Sherman - 375,000; and all directors and executive officers as a group (9 persons) - 2,300,000.

2.	Includes 87,000 shares beneficially owned by Mr. Loppert's children for which Mr. Loppert has sole voting and dispositive power.
3.	Includes 85,300 shares beneficially owned by Mr. Sherman's children for which Mr. Sherman has sole voting and dispositive power.

        Set forth in the table below is information, as of August 8, 2003, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Alfred D. Morgan, Ph.D. 888 Riverbank Road Stamford, CT 06903	826,000	5.1%

Securities authorized for issuance under equity compensation plans

        This information is presented in Part II, Item 5 – “Market for Common Equity and Related Stockholder Matters” above.

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Principal Stockholders/Executive Officers

    A.        On October 12, 2001 the Company executed a Variable Amount Promissory Note in the amount of $250,000 in favor of David A. Loppert, an executive officer and director of the Company in consideration for Mr. Loppert extending to the Company a revolving line of credit of up to $250,000. The amounts outstanding were due on demand and bore interest at the rate of 12% per annum. Interest payments were paid monthly in arrears. The highest principal amount outstanding on the loan was $158,170. The Company repaid the outstanding balance on April 24, 2002.

    B.        On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders in order to provide the Company with working capital. The agreement was amended on September 30, 2002 and on February 28, 2003 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000), as follows:

Name	Amount of Loan	Maturity	Interest Rate
Marc Sherman	$110,000	January 31, 2005	12%
Edward L. Cummings	$110,000	January 31, 2005	12%
David A. Loppert	$110,000	January 31, 2005	12%
Carl C. Saracino	$110,000	January 31, 2005	12%
Michael P. Sheerr	$110,000	January 31, 2005	12%

        The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. All principal and accrued interest is due and payable on January 31, 2005. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required.

        At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company’s Common Stock, with such stock valued at the current “market value” determined by a professional valuation service. For example, if each stockholder elects to receive all of his loan repayment in common stock, and if, for illustrative purposes only, the value of each share of common stock is $.01 at maturity, the Company will be required to issue 55,000,000 shares of its common stock. In this scenario, the Company will be required to obtain shareholder approval to increase its authorized share capital so that there will be sufficient shares available for issuance. If the Company’s common stock is publicly traded at the time of maturity, the current “market value” will be based on the average of the closing price for the ten business days preceding the maturity date. If the Company’s common stock is not publicly traded, the method of valuation will be selected by the professional valuation service.

        The Company and the principal stockholders also entered into an Intercreditor Agreement dated as of April 24, 2002, that provides, among other standard and customary terms, that until all liabilities under the loan agreement have been paid in full, any payments made by the Company in respect of the loans shall be made in equal amounts to and among the lenders, who will apportion all amounts so paid to any of them in accordance with the Intercreditor Agreement so that no lender receives any payments from the Company before or in preference to any other lender. Additionally, the Intercreditor Agreement would provide for equal treatment of the lenders in connection with any bankruptcy, insolvency, receivership, liquidation or dissolution proceeding of the Company.

    C.        In October 2002, the Company executed Company Variable Amount Promissory Notes, each in the amount of $125,000 in favor of each of Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman, each an executive officer and principal stockholder of the Company, in consideration for each executive extending to the Company a revolving line of credit of up to $125,000. The amounts outstanding are due on demand and bear interest at the rate of 12% per annum. Interest payments are paid monthly in arrears. As of March 31, 2003 and December 31, 2002, $381,326 and $341,020, respectively, were due under the notes

Sales to Related Party

        The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, and Michael Sheerr, Vice President, both of whom are principal stockholders of the Company. Keystone Memory Group is owned by Michael P. Sheerr and his wife. Mrs. Sheerr is Marc Sherman’s sister. Neither Mr. Sherman nor Mr. Sheerr have any business experience with Keystone.

        Sales to Keystone amounted to approximately $1,160,000 and $520,000 for the years ended December 31, 2002 and 2001, respectively. Accounts receivable from Keystone amounted to $3,261 and $72,450 at December 31, 2002 and 2001, respectively.

        Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices. The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM, or “Random Access Memory,” modules.

Shares issued to Principal Stockholders/Executive Officers

Principal Stockholder / Executive Officer	Date Issued	Note	Issued For	Number of Common Shares
Edward L. Cummings	Oct - 2001 Jan - 2002 Dec - 2002	A B C	Capital Contribution Merger Consideration Compensation	5,000,000 1,800,000 500,000

David A. Loppert	Oct - 2001 Jan - 2002 Dec - 2002	A B C	Capital Contribution Merger Consideration Compensation	5,000,000 1,800,000 500,000

Carl C. Saracino	Oct - 2001 Jan - 2002 Dec - 2002	A B C	Capital Contribution Merger Consideration Compensation	5,000,000 1,800,000 500,000

Michael P. Sheerr	Oct - 2001 Jan - 2002 Dec - 2002	A B C	Capital Contribution Merger Consideration Compensation	5,000,000 1,800,000 500,000

Marc Sherman	Oct - 2001 Jan - 2002 Dec - 2002	A B C	Capital Contribution Merger Consideration Compensation	5,000,000 1,800,000 500,000

        A.     In October 2001, WindsorTech, Inc. (New Jersey company) sold an aggregate of 50,000 shares of its common to Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman in consideration for $50,000 from each of them. In January 2002, WindsorTech, Inc. (New Jersey corporation) effected a 100:1 stock split. These shares were restricted within the meaning of the Securities Act of 1933.

        B.     On January 30, 2002, in connection with the Merger, Delta issued an aggregate of 9,000,000 shares of its common stock to Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman in exchange for their 25,000,000 shares of common stock in WindsorTech, Inc. (New Jersey corporation). The 9,000,000 shares of common stock were valued at $250,000, or $.0278 per share. These shares are restricted within the meaning of the Securities Act of 1933.

        C.     In December 2002, the Compensation Committee of the Board of Directors awarded each executive officer a $13,000 bonus, payable in shares of the Company’s restricted common stock. Each executive officer received 500,000 restricted shares of common stock valued at $0.026 per share.

ITEM 13.      EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

Exhibits

        See List of Exhibits filed as part of this Report on Form 10-KSB/A.

Reports on Form 8-K

        None.

The financial statements listed below appear immediately after page 42.

ITEM 14.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        It is the Chief Executive Officer’s and the Chief Financial Officer’s responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

        During the second quarter of 2003, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WindsorTech, Inc. (Registrant)
Dated: August 12, 2003	By:	/s/ Marc Sherman
Marc Sherman Chief Executive Officer

         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARC SHERMAN	Chairman of the Board, Chief	August 12, 2003
(Marc Sherman)	Executive Officer and President
/s/ EDWARD L. CUMMINGS	Vice President, Treasurer and	August 12, 2003
(Edward L. Cummings)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID A. LOPPERT	Vice President, Secretary and	August 12, 2003
(David A. Loppert)	Director
/s/ R. KEITH ELLIOTT	Director	August 12, 2003
(R. Keith Elliott)

LIST OF EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
3.2

Amended and Restated ByLaws of WindsorTech, Inc. (Incorporated herein reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

4.1

Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated herein reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

10.1*	Employment and Non-Compete Agreement - Edward L. Cummings **

10.2*	Employment and Non-Compete Agreement - David A. Loppert **

10.3*	Employment and Non-Compete Agreement - Carl C. Saracino **

10.4*	Employment and Non-Compete Agreement - Michael P. Sheerr **

10.5*	Employment and Non-Compete Agreement - Marc Sherman **

10.6*

2002 Flexible Stock Plan (Incorporated herein reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on April 16, 2002 (Commission file number 000-07539)).

10.7

Promissory Note executed by the Company. As of April 24, 2002 this note was paid in full (Incorporated herein reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

10.8

Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of April 24, 2002 (Incorporated herein reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

10.9	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

10.10

Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of September 30, 2002 (Incorporated herein reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 11, 2002 (Commission file number 000-07539)).

12.1***	Statement re computation of ratios.

16.1

Letter from Milton Reece, CPA (“Reece”) concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece’s resignation as the Registrant’s principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

31.1***	CEO Certification

31.2***	CFO Certification

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

**	Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).

***	Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-B.

Index

A. December 31, 2002 and 2001
Independent Auditors’ Report	F-1
Financial Statements
Balance Sheets	F-2
Statements Of Operations	F-3
Statement Of Stockholders’ Equity (Deficit)	F-4
Statements Of Cash Flows	F-5
Notes To Financial Statements	F-6 - F-15

Independent Auditors’ Report

Board of Directors and Stockholders
WindsorTech, Inc.
Hightstown, New Jersey

We have audited the accompanying balance sheets of WindsorTech, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders’equity and cash flows for the year ended December 31, 2002 and the period from inception (August 10, 2001) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
January 23, 2003

F-1
WINDSORTECH, INC.
BALANCE SHEETS

Assets
	December 31,
	2002	2001
Current Assets Cash and cash equivalents	$54,383	$92,602
Accounts receivable, net of allowance of $10,000 in 2002	21,736	51,483
Accounts receivable - related party	3,261	72,450
Inventories	427,140	277,908
Prepaid income taxes	72,000	—
Prepaid expenses	22,049	15,963
Deferred income taxes	44,948	—

Total Current Assets	645,517	510,406
Property And Equipment, Net	246,816	35,146
Deposits and Other Assets	39,587	40,187
Deferred Income Taxes	82,072	—

	$1,013,992	$585,739

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of capital lease obligations	$9,709	$4,945
Accounts payable	252,358	67,564
Accrued expenses	94,451	125,400
Accrued payroll	87,735	11,000
Notes payable - principal stockholders, current portion	349,020	156,000

Total Current Liabilities	793,273	364,909
Notes Payable - Principal Stockholders	500,000	—
Capital Lease Obligations	10,988	8,198

Total Liabilities	1,304,261	373,107
Commitments And Contingencies (Notes 8 And 9)
Stockholders’ Equity (Deficit)
Preferred shares: authorized 5,000,000 in 2002
and 2001, $0.01 par value, none issued	—	—
Common shares: authorized 35,000,000 in 2002
and 2001, $0.01 par value; 14,914,168 shares issued
and outstanding in 2002 and 9,000,000 issued and
outstanding in 2001	149,142	90,000
Additional paid-in capital	176,648	160,000
Retained earnings (deficit)	(616,059)	(37,368)

Total Stockholders’ Equity (Deficit)	(290,269)	212,632

	$1,013,992	$585,739

See the accompanying notes to financial statements.	Page F - 2
WINDSORTECH, INC.
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2002	For The Period From Inception (August 10, 2001) Through December 31, 2001
Revenue	$6,543,147	$1,524,848
Cost Of Sales	5,659,446	1,266,808

Gross Profit	883,701	258,040
Selling, General And Administrative Expenses	1,509,339	291,577
Depreciation And Amortization	20,621	934
Interest Expense	59,052	2,897

Loss Before Benefit For Income Taxes	(705,311)	(37,368)
Benefit For Income Taxes	(126,620)	—

Net Loss	$(578,691)	$(37,368)

Net Loss Per Common Share - Basic and Diluted	$(0.049)	$(0.004)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	11,757,159	9,000,000

See the accompanying notes to financial statements.	Page F - 3
WINDSORTECH, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Year Ended December 31, 2002 And The Period From Inception (August 10, 2001) Through December 31, 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Inception	—	$—	$—	$—	$—
Issuance Of Common Stock (1)	9,000,000	90,000	160,000	—	250,000
Net Loss	—	—	—	(37,368)	(37,368)

Balance - December 31, 2001	9,000,000	90,000	160,000	(37,368)	212,632
Merger Consideration - Delta States Oil, Inc. (2)	2,999,168	29,992	(29,992)	—	—
Shares Issued For Compensation	2,915,000	29,150	46,640	—	75,790
Net Loss	—	—	—	(578,691)	(578,691)

Balance - December 31, 2002	14,914,168	$149,142	$176,648	$(616,059)	$(290,269)

(1)	Retroactively restated to equal the equivalent number of shares received by the Windsortech, Inc. (Accounting Acquirer) selling shareholders in connection with the Merger.

(2)	Delta States Oil, Inc. shares outstanding or issued in connection with the Merger.

See the accompanying notes to financial statements.	Page F - 4
WINDSORTECH, INC.
STATEMENT OF CASH FLOWS

	For The Year Ended December 31, 2002	For The Period From Inception (August 10, 2001) Through December 31, 2001
Cash Flows From Operating Activities Net loss	$(578,691)	$(37,368)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	20,621	934
Deferred interest on notes payable - principal stockholders	45,721	—
Deferred income taxes	(127,020)	—
Common stock issued for services	75,790	—
Change in assets and liabilities:
Increase in accounts receivable	98,936	(123,933)
Increase in inventories	(149,232)	(277,908)
Increase in prepaid expenses and other current assets	(77,186)	(15,963)
Increase in deposits and other assets	(300)	(40,187)
Increase in accounts payable and accrued expenses	176,199	203,964

Net Cash Used In Operating Activities	(515,162)	(290,461)

Cash Flows Used In Investing Activities
Payments for property and equipment	(164,024)	(22,937)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	—	250,000
Net proceeds from notes payable - principal stockholders	647,299	156,000
Payments on capital lease obligations	(6,332)	—

Net Cash Provided By Financing Activities	640,967	406,000

Net Increase (Decrease) In Cash And Cash Equivalents	(38,219)	92,602
Cash And Cash Equivalents - Beginning Of Period	92,602	—

Cash And Cash Equivalents - End Of Period	$54,383	$92,602

Supplemental Disclosure Of Cash Flow Information
Income taxes paid	$72,400	$—
Interest paid	13,331	2,897

Noncash investing and financing activities (Note 11)

See the accompanying notes to financial statements.	Page F - 5
WINDSORTECH, INC.
Notes To Financial Statements December 31, 2002 And 2001

1.	Summary Of Significant Accounting Policies

Business Organization

WindsorTech, Inc. (the “Company”), was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. (“Delta”), a publicly owned corporation incorporated in Delaware on November 17, 1967. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc.

For accounting purposes, the Merger has been treated as a recapitalization of the Company as the acquirer of Delta (reverse acquisition). The historical financial statements of the Company became those of Delta and the assets and liabilities of Delta accounted for as required under the purchase method of accounting. Accordingly, the equity accounts of the Company have been restated based on the common shares received by the former shareholders of the Company in the Merger. Pro forma information giving effect to the acquisition has not been presented since the Merger was essentially a capital transaction and not a business combination.

The Company purchases excess, used and off-lease “as-is” and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies. The Company either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally.

Towards the end of 2002, the Company established the AMG, a new division of the Company, to provide complete computer asset management and recovery services to entities wishing to dispose of, upgrade or recycle their existing technological assets. Revenues and costs relating to the AMG were not material for the year ended December 31, 2002.

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

WINDSORTECH, INC.
Notes To Financial Statements (continued)

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

AMG fees are recognized once the services have been performed and the results reported to the client. In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

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

Inventories

Inventories consist primarily of computer hardware, parts and related products, and are valued at the lower of average cost or market. Substantially all inventory items are finished goods. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item by item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in-transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company’s facility.

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

WINDSORTECH, INC.
Notes To Financial Statements (continued)

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

Deposits

Deposits principally consist of the lease deposit for the Company’s New Jersey facility. This deposit is refundable at the expiration of the lease. Since the lease term extends beyond twelve months, the deposit is classified as a long-term asset.

Income Taxes

At the commencement of its operations, the Company elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger, the Company was not liable for federal income taxes, but rather the stockholders will include their distributive share of the taxable income or loss of the Company on their 2002 personal income tax returns. As of January 31, 2002, as a result of the Merger, the Company reverted to C Corporation status under the Internal Revenue Code. As a result, the Company applies the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. No significant deferred tax assets or liabilities existed at the date of conversion to C Corporation status.

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

WINDSORTECH, INC.
Notes To Financial Statements (continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Note 6). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have increased. The pro forma amounts are indicated below:

	2002	2001
Net Loss As reported	$(578,691)	$(37,368)
Pro Forma	$(582,095)	(39,755)
Loss Per Common share - Basic and Diluted As reported	$(0.049)	$(0.004)
Pro forma	$(0.050)	$(0.004)

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

Impact Of Recently Issued Accounting Standards

In May 2001, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company adopted this statement in 2002, which had no impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. SFAS No. 146 is not expected to impact the Company’s financial position or results of operations.

WINDSORTECH, INC.
Notes To Financial Statements (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The Company adopted the disclosure requirements in 2002, and will adopt the remaining provisions of SFAS No. 148 in 2003. The Company has not determined the effect that the remaining provisions of SFAS No. 148 will have on its financial position or results of operations.

2.	Inventories

	2002	2001
Finished goods	$263,660	$277,908
Inventory in transit	183,480	—
Allowance for excess and obsolescence	(20,000)	—

	$427,140	$277,908

3.	Property And Equipment

	2002	2001
Furniture and fixtures	$14,037	$14,037
Equipment	45,093	18,143
Leasehold Improvements	7,427	—
Computer equipment and software	86,495	—

	153,052	32,180
Less: Accumulated depreciation	(21,555)	(934)

	131,497	31,246
Construction in progress	115,319	3,900

	$246,816	$35,146

At December 31, 2002 and 2001, equipment includes assets acquired under capital lease obligations in the amount of $32,135 and $18,143, respectively. The lease obligations are considered capital leases based on the bargain purchase options available to the Company. Related accumulated depreciation amounted to $4,864 and $302 at December 31, 2002 and 2001, respectively. Amortization expense of these capital leased assets is included in depreciation expense.

Depreciation charged against income amounted to $20,621 and $934 for the year ended December 31, 2002 and the period from inception through December 31, 2001, respectively.

WINDSORTECH, INC.
Notes To Financial Statements (continued)

4.	Capital Leases

The Company leases certain equipment under non-cancelable capital leases. The assets acquired under these leases have been capitalized and the related obligations included in capital lease obligation in the financial statements. The remaining future minimum lease payments at December 31, 2002 are due as follows:

Year	Amount

2003	$11,032
2004	8,123
2005	3,477

Total future minimum lease payments	22,632
Less: Amount representing interest	1,935

Present value of future minimum lease payments	20,697
Less: Current portion	9,709

$10,988

5.	Notes Payable –Principal Stockholders
	2002	2001
Notes payable, secured by substantially all of the Company’s assets, with interest only payments at 12% payable monthly in arrears, with $8,000 due on demand and all principal and accrued interest due and payable on January 31, 2004	$508,000	$—
Revolving lines of credit, secured by substantially all of the Company’s assets, due on demand, bearing interest at 12% per annum	341,020	156,000

	849,020	156,000
Less current maturities	349,020	156,000

	$500,000	$—

On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002 to extend the maturity date of $500,000 of the principal amount owed. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short-term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, and at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company’s common stock, with such common stock valued at the current “market value” determined by a professional valuation service.

WINDSORTECH, INC.
Notes To Financial Statements (continued)

The Company has also entered into revolving lines of credit with certain principal stockholders in the aggregate of $750,000. Advances under the lines are at the discretion of such principal stockholders, and are due on demand. At December 31, 2002 and 2001, $341,020 and $156,000, respectively, had been advanced.

6.	Stock-Based Compensation

Stock Option Grants

In October 2001, the Company granted 1,350,000 options to its employees to acquire shares of its common stock at $0.026 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.

In January 2002, the Company’s stockholders approved the 2002 Flexible Stock Plan (the “2002 Plan”). Under the 2002 Plan, the number of shares which may be issued or sold, or for which options, stock appreciation rights (SAR’s) or performance shares may be granted to certain directors, officers and employees of the Company is 5,000,000, plus an annual increase, effective of the first day of each calendar year commencing with 2003, equal to 10% of the number of shares outstanding as of the first day of such calendar year but in no event more than 30,000,000 shares in the aggregate.

In 2002, the Company issued additional options to purchase 1,240,000 shares of its common stock at $0.026 per common share. Certain grants vested immediately, while others vest one year after grant. All options may be exercised at any time for a period of ten years from the date of vesting.

A summary of stock option activity is as follows:

	2002		2001
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—Beginning of Period	1,350,000	$0.026	—	$ —
Granted	1,240,000	0.026	1,350,000	0.026
Exercised	—	—	—	—
Forfeited	30,000	0.026	—	—

Outstanding on December 31	2,560,000	0.026	1,350,000	0.026

Exercisable on December 31	2,500,000	$0.026	1,350,000	$0.026

WINDSORTECH, INC.
Notes To Financial Statements (continued)

The following table summarizes information about the options outstanding at December 31, 2002:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price	Shares	Remaining Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.026	2,560,000	9 years	$ 0.026	2,500,000	$ 0.026

The Company applies APB Opinion No. 25 and related interpretations in accounting for all grants. For all options granted, the exercise price is equal to fair market value at the date of grant, and, accordingly, no compensation cost has been recognized under these plans

7.	Income Taxes

As discussed in Note 1, the Company elected C Corporation status effective January 31, 2002. Accordingly, no tax information is provided for the period from inception through December 31, 2001 as the stockholders’ distributive share of the 2001 results were reported on their personal income tax returns.

The 2002 benefit for income taxes consists of the following:

Current	$ 400
Deferred	(127,020)

$(126,620)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 consist of the following:

Deferred Tax Assets:
Liabilities and reserves	$ 44,850
Net operating loss carryforwards	223,723

Gross deferred tax assets	268,573
Valuation allowance	(127,000)

141,573

Deferred Tax Liabilities:
Property and Equipment	14,553

14,553

Net Deferred Tax Asset	$ 127,020

At December 31, 2002, the Company had aggregate net operating loss carryforwards of approximately $573,000 for income tax purposes that expire in 2022.

WINDSORTECH, INC.
Notes To Financial Statements (continued)

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate at December 31, 2002 is as follows:

%

Statutory benefit rate	34
State income taxes, net of federal benefits	6
Change in deferred tax asset valuation allowance	(18)
Other	(4)

18

8.	Concentrations

Major Customers

For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, sales to the Company’s top ten customers (including sales to a related party – see Note 10) comprised 55.0% and 89.8% of revenue, respectively. These customers also comprised 14.7% and 84.5% of the combined accounts receivable and accounts receivable — related party at December 31, 2002 and 2001, respectively.

Company Data By Operating And Geographic Segment

The Company has one reportable segment – Product Sales. In the future, as revenue from the AMG increases, the Company will report the AMG as a separate reportable segment.

The Company operates solely in the United States and has no assets in foreign countries. All of the Company’s purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in either the year ended December 31, 2002 or the period from October 1, 2001 to December 31, 2001.

For the year ended December 31, 2002, and for the period from October 1, 2001 to December 31, 2001, export sales comprised 28% and 42% of revenue, respectively.

Revenue by Geographic Segment comprised:

Years Ended December 31,	2002	2001
United States	$4,706,122	$ 881,985
Asia	1,320,633	492,123
Europe	--	129,475
Africa	334,016	--
United Kingdom	118,228	21,265
Canada	64,148	--
Total	$6,543,147	$1,524,848
Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 64% and 59% of product purchases were from two vendors for the year ended December 31, 2002 and from one vendor for the period from inception through December 31, 2001, respectively.

WINDSORTECH, INC.
Notes To Financial Statements (continued)

9.	Commitments And Contingencies

Lease

The Company has an operating lease on real property expiring in the year 2006. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.

Rent expense and other charges totaled $203,664 and $48,255 for the year ended December 31, 2002 and the period from inception through December 31, 2001, respectively.
The approximate minimum payments required under the operating lease at December 31, 2002 are:

Year	Amount

2003	$159,000
2004	163,000
2005	167,000
2006	128,000

$617,000

Environmental

The Company recycles used equipment that may contain hazardous materials. The Company contracts with a licensed waste management company for the purpose of recycling or destruction of these materials in accordance with all applicable environmental standards. Therefore, management believes it is not necessary to record a liability for environmental contingencies in the accompanying financial statements.

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

During 2002 and 2001, the Company acquired equipment under capital leases in the amounts of $13,886 and $18,143, respectively. The amount financed by the 2001 capital lease obligation was $13,143.