Form 10QSB
period 2003-06-30
WINDSORTECH INC
filed 2003-08-14
CIK 27960

As filed with the Securities and Exchange
                          Commission on August 14, 2003
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-QSB

         (Mark One)

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR


              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                         Commission File No.: 000-07539

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

                                 (609) 426-4666
                           (Issuer's Telephone Number)


         The number of shares outstanding of each class of our common equity as of August 13, 2003, is as follows:

             Class of Common Equity                          Number of Shares
             ----------------------                          ----------------
             Common Stock, par value $.01                       16,268,754





         Transitional Small Business Disclosure Format:


         Yes [ ]    No [X]








                                                  WINDSORTECH, INC.

                                                 TABLE OF CONTENTS

   Item                                             Description                                               Page

 PART I - FINANCIAL INFORMATION

    1. Financial Statements (all unaudited)
            Balance Sheets -
                June 30, 2003 and December 31, 2002                                                               3
            Statements of Operations -
                Three and Six Months Ended June 30, 2003 and 2002                                                 4
            Statement of Stockholders' Equity (Deficit) -
               Six months ended June 30, 2003                                                                     5
            Statements of Cash Flows -
               Six months ended June 30, 2003 and 2002                                                            6
            Notes to Financial Statements                                                                         7
    2.      Management's Discussion and Analysis of Financial Condition

               and Results of Operations                                                                         13
    3.      Controls and Procedures                                                                              32


 PART II - OTHER INFORMATION


    1.      Legal Proceedings                                                                                    33
    2.      Changes In Securities and Use of Proceeds                                                            33
    3.      Defaults Upon Senior Securities                                                                      33
    4.      Submission of Matters to a Vote of Security Holders                                                  33
    5.      Other Information                                                                                    33
    6.      Exhibits and Reports on Form 8-K                                                                     33

 SIGNATURES                                                                                                      34

 EXHIBITS                                                                                                        35




Part I   Financial Information
Item 1.  Financial Statements

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                         June 30,        December 31,
                                                                                             2003                2002
                                                                                  ------------------- -------------------
                                                         Assets
Current Assets
   Cash and cash equivalents - Unrestricted                                         $      64,615     $        54,383
   Restricted cash                                                                        210,000                   -
   Accounts receivable, net of reserve of $27,500 in 2003 and $10,000 in 2002             271,816              21,736
   Accounts receivable - related party                                                        281               3,261
   Inventories                                                                            144,149             427,140
   Prepaid income taxes                                                                    14,800              72,000
     Prepaid expenses                                                                      66,776              22,049
   Deferred income taxes                                                                   44,948              44,948
-------------------------------------------------------------------------------------------------------------------------

         Total Current Assets                                                             817,385             645,517
Property and Equipment, Net                                                               230,087             246,816
Deposits                                                                                   39,587              39,587
Deferred Income Taxes                                                                      82,072              82,072

-------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,169,131       $   1,013,992
=========================================================================================================================

                                     Liabilities And Stockholders' Equity (Deficit)
Current Liabilities

   Current maturities of capital lease obligations                                $         9,903     $         9,709
   Accounts payable                                                                       290,451             252,358
   Accrued expenses                                                                        87,410              94,451
   Accrued payroll                                                                        288,242              87,735
   Capital stock subscriptions received in advance                                        210,000                   -
   Notes payable - principal stockholders, current portion                                219,357             349,020
-------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                      1,105,363             793,273
Notes Payable - Principal Stockholders                                                    500,000             500,000
Capital Lease Obligations                                                                   6,022              10,988
-------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                              1,611,385           1,304,261
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
    Preferred shares: Authorized 5,000,000 shares in 2003
       and 2002, $0.01 par value, none issued                                                   -                   -
   Common shares: authorized 35,000,000 shares in 2003 and
      2002, $0.01 par value; 14,914,168 shares issued and
       outstanding in 2003 and 2002                                                       149,142             149,142
   Additional paid-in capital                                                             176,648             176,648
   Retained earnings (deficit)                                                           (768,044)           (616,059)
-------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity (Deficit)                                            (442,254)           (290,269)
-------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,169,131       $   1,013,992
=========================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3



                                Windsortech, Inc.
----------------------------------------------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
        For The Three and Six Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                              Three Months Ended                    Six Months Ended
                                                   June 30,                              June 30
                                     ------------------------------------ ------------------------------------
                                          2003               2002              2003               2002
                                     ----------------- ------------------ ----------------- ------------------
Revenue                                   $  1,823,485     $  1,955,224      $  3,538,957      $  4,144,913

Cost Of Sales                                1,301,919        1,674,221         2,740,925         3,385,870
-----------------------------------------------------------------------------------------------------------

Gross Profit                                   521,566          281,003           798,032           759,043

Selling, General And Administrative
Expenses                                       459,065          328,314           871,529           726,067

Depreciation And Amortization                   18,612            2,420            29,435             4,733

Interest Expense, net                           21,458           13,053            46,853            16,632
-----------------------------------------------------------------------------------------------------------
Income (Loss) Before Provision
(Benefit) For Income Taxes                      22,431          (62,784)         (149,785)           11,611

Provision (Benefit) For Income Taxes               600          (23,180)            2,200             6,774
-----------------------------------------------------------------------------------------------------------

Net Income (Loss)                         $     21,831     $    (39,604)     $   (151,985)     $      4,837
===========================================================================================================
Net Income (Loss) Per Common Share -
Basic and Diluted                         $      0.001     $     (0.003)     $      (0.01)           0.0004
===========================================================================================================

Weighted Average Number Of Common
Shares Outstanding -Basic and Diluted       14,914,168       11,999,168        14,914,168        11,499,307
===========================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 4








                                                      Windsortech, Inc.
-------------------------------------------------------------------------------------------------------------------------------
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           For The Six Months Ended June 30, 2003
                                                         (Unaudited)










                                                Common Stock                Additional         Retained                 Total
                                       -------------------------------         Paid-in         Earnings         Stockholders'
                                            Number           Amount            Capital        (Deficit)      Equity (Deficit)
                                       ----------------------------------------------------------------------------------------

Balance - December 31, 2002             14,914,168         $149,142           $176,648      $ (616,059)            $(290,269)

Net Loss                                         -                -                  -        (151,985)             (151,985)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003                 14,914,168         $149,142           $176,648      $ (768,044)            $(442,254)
===============================================================================================================================




--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 5



                                Windsortech, Inc.
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                           2003                 2002
                                                                                 ---------------------------------------

Cash Flows From Operating Activities

   Net Income (Loss)                                                               $   (151,985)      $      4,837
   Adjustments to reconcile net income (loss) to net cash provided by (used

      in) operating activities:
         Depreciation and amortization                                                   29,435              4,733
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                 (247,100)           (29,113)
            (Increase) decrease in inventories                                          282,991           (303,397)
            (Increase) decrease in prepaid expenses and other assets                     12,473            (93,195)
            (Increase) decrease in deposits and other assets                                  -                600
            Increase in accounts payable                                                 78,863             84,186
            Increase (decrease) in accrued expenses                                     207,077            (23,004)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                                     211,754           (354,353)
-------------------------------------------------------------------------------------------------------------------------------
Cash Used In Investing Activities

   Payments for property and equipment                                                  (67,087)           (11,460)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

   Net (payments on) proceeds from notes payable - officers                            (129,663)           392,000
   Payments on capital lease                                                             (4,772)            (2,424)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                                    (134,435)           389,576
-------------------------------------------------------------------------------------------------------------------------------

Net Increase In Cash And Cash Equivalents                                                10,232             23,763

Cash And Cash Equivalents - Beginning Of Period                                          54,383             92,602
-------------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End of Period                                          $     64,615       $    116,365
===============================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 6



                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION



         The accompanying unaudited financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The statements of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Business Organization


         The Company was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta, which was previously engaged in oil and gas exploration and drilling operations, had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. See Note 4 below.


         The Company purchases excess, used and off-lease "as-is" and refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies and leasing and finance companies, and either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts and recycles the unsaleable components, such as metal covers, plastics and other components, both nationally and internationally. In the first quarter of 2003, the Company completed the implementation of the infrastructure of an asset management group ("AMG"), a new division of the Company, to provide complete computer asset management and recovery services to entities wishing to replenish, dispose of, upgrade or recycle their existing technological assets.


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

                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------

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



         Restricted Cash


         Restricted cash consists of cash held for advance subscriptions of the Company's common stock. The use of this cash is restricted until the offering closes, which occurred in July 2003.



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

                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------

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


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the three months ended June 30, 2003and 2002 because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.


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


         Stock-Based Compensation


         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No.
123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For all options granted, the exercise price is equal to fair market value at the date of grant and, accordingly, no compensation cost has been recognized under these plans.

                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------



         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased. The pro forma amounts are indicated below:




                                              Three Months Ended  June 30,                              Six Months  Ended June 30,
                                         -------------------------------------------------------------------------------------------

                                                     2003               2002                          2003             2002
                                         -------------------------------------------------------------------------------------------
Net income (loss), as reported                $  21,831                $ (39,604)               $  (151,985)             $   4,837
Add: Stock-based employee
compensation expense included
in reported net income (loss),
net of related tax effects
Deduct: Total stock-based                          (288)                  (1,302)                      (288)                (1,302)
employee compensation
expense determined under
fair value based method for
all awards, net of related
tax effects
                                         -------------------------------------------------------------------------------------------
Pro forma net income (loss)                   $  21,543                $ (40,906)               $  (152,273)             $   3,535
                                         ===========================================================================================
Earnings per share:
Basic and diluted - as reported               $  0.0010                $  0.0033                $   (0.0114)             $  0.0004
                                         ===========================================================================================
Basic and diluted - Pro forma                 $  0.0014                $  0.0034                $   (0.0114)             $  0.0003
                                         ===========================================================================================


         The weighted average per share fair value of the options granted was $0.003 and $0.005 for the three and six months ended June 30, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                                        2003               2002
                                               ---------------------------------

   Risk-free interest rates                             2.9%               4.5%
   Expected option lives                             5 years            5 years
   Expected volatilities                                  0%                 0%
   Expected dividend yields                               0%                 0%

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

                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------



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


         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will adopt the provisions of SFAS No. 150 effective July 1, 2003. We have not yet determined the impact, if any, of the adoption of SFAS No. 150 on our financial position.

3.       INVENTORIES

         Inventories at June 30, 2003 and December 31, 2002 consist of:

                                                        2003                    2002
                                            -----------------        -----------------
Finished goods                                      $ 131,375                $ 263,660
Inventory in transit                                   32,774                  183,480
Allowance for excess and obsolescence                 (20,000)                 (20,000)
                                            -----------------        -----------------
                                                    $ 144,149                $ 427,140
                                            =================        =================



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

                               Windsortech, Inc.
                         Notes to Financial Statements
-------------------------------------------------------------------------------

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


         The business purpose of the merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for quotation on a recognized stock exchange. The surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and is establishing a technology asset management group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.


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



5.       Financing



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain statements made in this report may contain forward-looking statements.

BUSINESS DESCRIPTION

Recent Developments

Change of Control of Registrant; Merger of WindsorTech, Inc. with and into Delta
   States Oil, Inc.

         On January 30, 2002, pursuant to the terms of an Agreement and Plan of Merger among WindsorTech, Inc. (the "Company" or "WTI"), Delta States Oil, Inc. ("Delta") and Alfred D. Morgan, PhD., the Company was merged with and into Delta in a tax-free merger (the "Merger"), and Delta was renamed WindsorTech, Inc. Delta, in consideration for acquiring 100%, or 25,000,000 shares, of the outstanding common stock of WTI, issued an aggregate of 9,000,000 shares of its common stock, allocated equally among Edward L. Cummings, David A. Loppert, Carl
C. Saracino, Michael P. Sheerr and Marc Sherman. The exchange ratio was 0.36 Delta shares for each WTI share.

         Following the Merger, the surviving Company had 11,999,168 shares of its Common Stock outstanding, 9,000,000, or approximately 75% of which, were then owned equally by Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and Marc Sherman.

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

         The business purpose of the Merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for listing on a recognized stock exchange. The surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and has recently established an Asset Management Group ("AMG") to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

         For accounting purposes, the Merger was treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical financial statements of WTI became those of the Registrant and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting. Pro forma information giving effect to the acquisition has not been presented since the Merger was essentially a capital transaction and not a business combination.

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:

               Name                      Age                                   Position
---------------------------------------------------------------------------------------------------------
Edward L. Cummings..............         52       Vice President, Chief Financial Officer and Treasurer
David A. Loppert................         48       Vice President, Business Development and Secretary
Carl C. Saracino................         34       Vice President, Operations
Michael P. Sheerr...............         47       Vice President, Sales
Marc Sherman                             40       Chairman, Chief Executive Officer and President
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

Other Information

         On April 5, 2002, the Board of Directors and the Stockholders approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits the Company to initially issue up to 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of June 30, 2003, 6,491,417 options are available to be granted under the Plan, 1,465,000 of which have previously been granted by the committee designated for such purpose.


         On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons. On January 13, 2003, R. Keith Elliott was appointed to fill the vacancy. On May 27, 2003, Andrew Paciocco resigned as a member of our board of directors for personal reasons. His vacancy has not been filled.


         On June 24, 2003 we offered 2,000,000 shares of our common stock for sale in a Confidential Private Placement to certain investors. The offering, which closed on July 18, 2003, was not fully subscribed and 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.


WHAT WE DO

         We are a technology services company.

         We  purchase  excess,   used  and  off-lease  "as-is"  and,  sometimes,
refurbished computer equipment and related products from a variety of sources including Fortune 1000 companies, and leasing and finance companies, and either remarket those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or we disassemble them and separate and sell the components as parts and recycle the unsaleable components, such as metal covers, plastics and other components.


         We sell a wide range of used, "as-is" and, occasionally, refurbished, products, including notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. The majority of the computers we offer for sale are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items to be our "principal product". We operate in one segment and consider the sales of these products as our single source of revenue as one item. Our business is marginally seasonal, with the July - September period usually being slower than other periods.


         We have no patents or trademarks, nor do we sell any products under license. We have no franchise or concession agreements.


         In the fourth quarter of 2002 we established an Asset Management Group ("AMG"), a new division of the Company, to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on the client's computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses, and we anticipate generating continuing revenue from AMG clients in the third quarter of 2003. We incurred direct AMG expenses in the first half of 2003 as we started hiring and training employees.


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


OUR BUSINESS MODEL


         Demand for used or "as-is" brand name computer equipment is growing as consumers realize they can purchase excess/used/"as-is" products that can serve their needs at substantial discounts from the price of new equipment. At the same time, shorter product cycles are leading to increased off-lease and excess inventory computer equipment which vendors and leasing companies need to dispose of in large quantities without conflicting with their primary distribution channels. We offer such vendors and leasing companies the ability to conveniently sell all their products in a single transaction. We believe that our ability to acquire many different types of equipment in large quantities through our established vendor relationships provides us with a significant competitive advantage both with consumers and vendors.


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

         According to a report published in December, 2002 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2002 were expected to reach 136.2 million, up 1.6% from the prior year. For 2003, shipments of new PC's are expected to grow at more than 8%. In 2003 and beyond, IDC continues to expect improvement in the business and consumer sectors, while government spending will slow to reflect reduced budgets. Risks from economic and political factors may also constrain future growth, although IDC projects shipment growth of 8.3% in 2003 and 11% in 2004. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95 and Windows 98 (in accordance with Microsoft's Life Cycle Support Policy), leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning PC's and manufacturer supported operating systems.


         In November 2002, the Gartner Group, a research and advisory firm, predicted that "end-of-life issues rather than technology innovation will be the major PC growth driver in 2003". "Budget-constrained organizations are holding on to their PC's longer as cost reduction continues to be implemented." In March 2003, Gartner Dataquest projected that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner reaffirmed these forecasts in June 2003. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement, most of which they forecast to begin in the second half of 2003 and extend into 2004.


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


         According to Redemtech, most technology depreciates at an average of 6% per month. Redemtech believes that the dominant factor influencing a used item's value in the marketplace is the price and power of similar, new, "state of the art" technology. They believe that for many years the trend has been toward an acceleration of new technology introductions offering even greater values as measured by power/price.

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


         We have designed an asset management system with which we expect to assist our clients in significantly reducing their equipment lifecycle costs. Lifecycles vary, but can generally be categorized as follows:

          o Power Users - state of the art equipment is purchased and refreshed every 12- 24 months. These are considered high cost sites. The equipment is fully capable of performing all functions within an organization but the user must have the latest hardware and operating system. Unless this equipment is effectively redeployed within the organization, costly operating system licenses may be lost as the licenses are not be transferred to other equipment or are too expensive to do so.
          o Three Year Lifecycle - generally, organizations that tend to refresh their technology platforms every 30 - 36 months tend to experience the lowest lifecycle costs. This practice reduces the need to perform costly upgrades on older systems, maintains an "in-warranty" inventory, and reduces the IT training load incurred when new systems are installed frequently.
          o Older PC's and Operating Systems and Homogeneous Environments - generally these are lowercost sites because they are slower to adopt new operating systems and tend to upgrade hardware and software simultaneously.

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

          o Manual processing methods are prohibitively costly for relatively low value used systems.


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



         In the past,  we  purchased  a majority  of our  products  from a small number of suppliers. During the year ended December 31, 2001, we purchased approximately 59% of our products from IBM Credit Corporation. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. In the six months ended June 30, 2003, purchases from IBM and Redemtech were approximately 14.9% and 2.4%, respectively, of total product purchases.


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

         We provide a limited "DOA Warranty" in connection with some of our product sales. DOA means "Dead On Arrival" and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but, in limited circumstances, it may be at the customer's option. We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At June 30 2003 and at December 31, 2002 warranty reserves were not considered necessary.


HOW WE MARKET OUR PRODUCTS AND SERVICES


         Prior to joining WindsorTech in 2001, Messrs. Sherman, Cummings, Saracino and Sheerr were, at various times between 1994 and 2001, all employed by Intellesale, Inc., or one of its subsidiaries or its predecessor company. Intellesale was a company that purchased and sold large volumes of off-lease/off-finance excess, used, refurbished and "as-is" computer equipment and related products. It is no longer in business.


         Prior to and during the period of time during which Messrs. Sherman, Cummings, Saracino and

Sheerr worked at Intellesale, they were involved in sale and remarketing of off-lease/off-finance excess, used, refurbished and "as-is" computer equipment and related products, and the processing and remarketing of scrap metal and semi-precious materials. As a result of these experiences, they established over a period of many years a network of domestic and international buyers and brokers from whom they bought and to whom they sold products. Utilizing those contacts, they have enabled WindsorTech to established a network of domestic and international buyers and brokers to whom we regularly e-mail our current inventory lists and call to offer our products and who regularly buy our products. We also sell over the internet by posting "Want To Sell" or "WTS" offers through web portals or subscription services such as Powersource, the TBN Network and Exporters.com. Generally, within 1-3 hours of posting these WTS offers, we receive e-mail offers from interested parties to purchase product.


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


         As part of our AMG services, we market our ability to ensure "End-of-Life Data Security". Privacy laws strictly govern consumer information that may be present on computer hard drives and other media removed from service. We advise clients and potential clients on the most appropriate methods to consider when destroying corporate data when they remove systems or media from service. We are paying particular attention to banks, insurance companies, brokerages, and other financial services companies that are impacted by these privacy laws.


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



         We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 4 continents worldwide. In the six month periods ended June 30, 2003 and 2002, our top ten customers accounted for approximately 53.2% and 69.2% of our total revenues, respectively. In each of the periods referred to, Keystone Memory Group, a "related party" for accounting purposes, was one of our top ten customers.


         A significant portion of our revenues is also derived from export sales. In each of the six month periods ended June 30, 2003 and 2002, primarily all of our sales of computer systems, peripheral devices and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the six month periods ended June 30, 2003 and 2002, export sales comprised 38.1% and 34.5% of revenue, respectively.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ---------------------------------------------------------------
                                                            2003             2002               2003        2002
                                                              %                %              %               %
Revenue                                                    100.0            100.0          100.0           100.0
Cost Of Sales                                               71.4             85.6           77.5            81.7
-------------------------------------------------------------------------------------------------------------------
Gross Profit                                                28.6             14.4           22.5            18.3
Selling, General And Administrative Expenses                25.2             16.8           24.6            17.5
Depreciation And Amortization                                1.0              0.1            0.8             0.1
Interest Expense, net                                        1.2              0.7            1.3             0.4
-------------------------------------------------------------------------------------------------------------------
Income  (Loss) Before Provision (Benefit) For                1.2            (3.2)          (4.2)             0.3
   Income Taxes
Provision (Benefit) For Income Taxes                         0.0            (1.2)            0.1             0.2
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                            1.2            (2.0)          (4.3)             0.1
====================================================================================================================



         For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical results for WTI prior to the Merger became those of the Company after the Merger and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting.


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002


         Revenue for the quarter ended June 30, 2003 was $1,823,485 compared to revenue of $1,955,224 for the quarter ended June 30, 2002, a $131,739 decrease, or 6.7%


         Gross profit for the quarter ended June 30, 2003 was $521,566 compared to a gross profit of $281,003 for the quarter ended June 30, 2002, a $240,563 increase, or 85.6%. Gross margin was 28.6% for the quarter ended June 30, 2003 compared to 14.4% for the quarter ended June 30, 2002.


         Gross margin for 2003 increased over the same period in 2002 even though revenue in 2003 was slightly below that of 2002. According to a Gartner "FirstTake" published on July 18, 2003, Worldwide PC unit shipments grew 10 percent in 2Q03, the first double-digit year-over-year increase since 3Q00, and U.S. PC shipments increased 11.1 percent in 2Q03 compared with 2Q02. This translated into more used product becoming available in the current quarter and at better prices than we had previously paid which translated into overall higher margins.


         We expect that US corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner reports, including Gartner's Global PC Forecast projections that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin in the second half of 2003 and extend into 2004.


         Selling, general and administrative expenses for the quarter ended June 30, 2003 were $459,065 compared to selling, general and administrative expenses of $328,314 for the quarter ended June 30, 2002, a $130,751 increase, or 39.8%. Selling, general and administrative expense increased as the Company added infrastructure and hired additional full time in employees from January 1, 2002
- June 30, 2002, two of whom are officers of the Company, added employee benefit programs, increased insurance coverage and procured directors and officers liability insurance.



         Depreciation and amortization for the quarter ended June 30, 2003 was $18,612 compared to depreciation and amortization of $2,420 for the quarter ended June 30, 2002, a $16,192 increase, or 669.1%, all as a result of fixed asset acquisitions and leasehold improvements throughout the second half of 2002.


         Interest expense for the quarter ended June 30, 2003, was $21,458 compared to interest expense of $13,053 for the quarter ended June 30, 2002, a $8,405 increase, or 64.4%, commensurate with the increase in the Company's borrowings.


         The Company did not recognize a federal income tax benefit in the current quarter and expensed its state tax obligations. The Company recognized a deferred tax benefit during 2002 by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Revenue for the six months ended June 30, 2003 was $3,538,957 compared to revenue of $4,144,913 for the six months ended June 30, 2002, a $605,956 decrease, or 14.6%


         Gross profit for the six months ended June 30, 2003 was $798,032 compared to a gross profit of $759,043 for the six months ended June 30, 2002, a $38,989 increase, or 5.1%. Gross margin was 22.5% for the six months ended June 30, 2003 compared to 18.3% for the six months ended June 30, 2002.



         Gross margin for 2003 increased over the same period in 2002 even though revenue in 2003 was 14.6% below that of 2002. According to a Gartner "FirstTake" published on July 18, 2003, Worldwide PC unit shipments grew 10 percent in 2Q03, the first double-digit year-over-year increase since 3Q00, and U.S. PC shipments increased 11.1 percent in 2Q03 compared with 2Q02. This translated into more used product becoming available in the current quarter and at better prices than we had previously paid which translated into overall higher margins.


         We expect that US corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner reports, including Gartner's Global PC Forecast projections that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin in the second half of 2003 and extend into 2004.


         Selling, general and administrative expenses for the six months ended June 30, 2003 were $871,529 compared to selling, general and administrative expenses of $726,067 for the six months ended June 30, 2002, a $145,462 increase, or 20.0%. selling, general and administrative expense increased as the Company added infrastructure and hired additional full time in employees from January 1, 2002 - June 30, 2002, two of whom are officers of the Company, added employee benefit programs, increased insurance coverage and procured directors and officers liability insurance.


         Depreciation and amortization for the six months ended June 30, 2003 was $29,435 compared to depreciation and amortization of $4,733 for the six months ended June 30, 2002, a $24,702 increase, or 521.9%, all as a result of fixed asset acquisitions and leasehold improvements throughout the second half of 2002.


         Interest expense for the six months ended June 30, 2003, was $46,853 compared to interest expense of $16,632 for the six months ended June 30, 2002, a $30,221 increase, or 181.7%, commensurate with the increase in the Company's borrowings.


         The Company did not recognize a federal income tax benefit in the current quarter and expensed its state tax obligations. In the 2002 period the Company had an effective tax rate on pre-tax income of 58.3%.


Geographic Areas


         We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the six month periods ended June 30, 2003 and 2002, export sales comprised 38.1% and 34.5% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Liquidity and Capital Resources


         Net cash provided by operating activities in the six months ended June 30, 2003 was $211,754 compared to $354,353 of cash used in the period ended June 30, 2002. Cash provided by operating activities during the period ended June 30, 2003 was primarily as a result of a decrease in inventory and prepaid expenses and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and the net loss for the period. Cash used in operations in the period ended June 30, 2002 was primarily from net income, and increase in accounts receivable, inventories, prepaid and accrued expenses, reduced by an increase in accounts payable and a decrease in other assets.

         Net cash used in investing activities in the six months ended June 30, 2003 and 2002 was $67,087 and $11,460, respectively. In all instances this cash was used to purchase property, equipment, computer software and fund leasehold improvements.


         Net cash used in financing activities for the six months ended June 30, 2003 was $134,435 and was for payments on notes payable and principal reductions on capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2002 was $389,576, primarily loans from officers offset by principal payments on capital leases.

         In June 2003 we received $210,000 in advance subscriptions from the sale of Common Stock under a Confidential Private Placement Memorandum. The cash was segregated and restricted and not used until the offering closed in July 2003.

         We believe that cash generated from operations, together with our available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.


         Since the last quarter of 2001, there has been a general downward trend of IT spending in the US and the rest of the world. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95 and Windows 98 (in accordance with Microsoft's Life Cycle Support Policy), leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning PC's and manufacturer supported operating systems.


         We expect that US corporations will most likely start to implement conversions to new operating systems in the second half of 2003, including the replacement of PC computer equipment, resulting in an anticipated greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner reports, including Gartner's Global PC Forecast projections that PC shipments will grow 6.6 percent in 2003 and 11.4 percent in 2004. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement, most of which they forecast to begin in the second half of 2003 and extend into 2004. We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding.

         We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2003 and 2002 and do not expect any in the remainder of fiscal 2003. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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


         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will adopt the provisions of SFAS No. 150 effective July 1, 2003. We have not yet determined the impact, if any, of the adoption of SFAS No. 150 on our financial position.



FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK



         Certain statements in this report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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


Uncertainty Of Future Financial Results


         We are a relatively newly formed business, having commenced operations in October 2001. We have only had two profitable quarters, the quarter ended June 30, 2002 and the quarter ended June 30, 2003, since we commenced operations. At June 30, 2003, we had an accumulated Stockholders' Deficit of $442,254. Our future financial results are uncertain. There can be no assurance that we will continue to achieve profitability, and we may incur losses in the foreseeable future. Achieving and sustaining profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.


Fluctuations In Future Quarterly Results


         We have been in business since October 2001 and have only seven quarters of historic quarterly operating results, only two of which have been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.


         We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic shortages of goods available for shipment, which may result in the delay of payment from customers who will not pay until their entire order is shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below investors' expectations and, as a result, any future public offering of shares of our Common Stock could be materially adversely affected.


We Have Limited Principal Markets And Customers;  We Have Significant Dependence
  On Major Customers; There Is A Risk Of Industry Concentration



         We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 4 continents worldwide. In the periods ended June 30, 2003 and 2002, our top ten customers accounted for approximately 53.2% and 69.2% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a "related party" for accounting purposes.



         We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.



         In each of the periods ended June 30, 2003 and 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the six month periods ended June 30, 2003 and 2002, export sales comprised 38.1% and 34.5% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.



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



         In the past,  we  purchased  a majority  of our  products  from a small number of suppliers. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. In the quarter ended June 30, 2003, purchases from IBM and Redemtech were approximately 14.9% and 2.4%, respectively, of total product purchases. There can be no assurance, however, that any of these vendors will continue to do business with us. The loss of these vendors would significantly impact our ability to offer products for sale.


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

         We believe that cash generated from operations, together with other available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses although we have not identified any specific acquisition candidates.


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

          o    online competitors and auction sites, such as e-Bay


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


No Dividends On Common Stock; Issuance Of Preferred Stock


         We do not have a history of paying dividends on our Common Stock, and there is no expectation that dividends will be paid in the foreseeable future. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.


Lack Of Trading and Liquidity of Our Position Common Stock


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


Name                                                                    Position
--------------------------------------------------------------------------------
David Harris  ......................     Vice President, Information Technology and Systems
David A. Loppert....................     Vice President, Business Development, Secretary, Director
Marc Sherman  ......................     Chairman, President and Chief Executive Officer, Director

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

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


         We did not issue any securities during the quarter ended June 30, 2003.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.           OTHER INFORMATION


         On June 24, 2003 we offered 2,000,000 shares of our common stock for sale in a Confidential Private Placement to certain investors. The offering, which closed on July 18, 2003, was not fully subscribed and 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.



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

                                                  WINDSORTECH, INC.
                                                  (Registrant)


Dated:   August 13, 2003                          By:   /S/ MARC SHERMAN

                                                     ---------------------------
                                                          Marc Sherman
                                                     Chief Executive Officer

LIST OF EXHIBITS

Exhibit Number   Description
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 00000-07539)).

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

10.10 Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of March 31, 2002 (Incorporated herein reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 4, 2002 (Commission file number 000-07539)).

Exhibit Number   Description
--------------------------------------------------------------------------------
10.11     Second  Amendment to Loan Agreement by and among Marc Sherman,  Edward
          L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of February 28, 2003 (Incorporated herein reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on May 13, 2003 (Commission file number 000-07539)).

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