Form 10QSB
period 2003-09-30
WINDSORTECH INC
filed 2003-11-13
CIK 27960

As filed with the Securities
                  and Exchange Commission on November 13, 2003
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

--------------------------------------------------------------------------------
                                   FORM 10-QSB
         (Mark One)

      [ ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         The number of shares outstanding of each class of our common equity as of November 12, 2003, is as follows:

        Class of Common Equity                          Number of Shares
        ----------------------------                    ----------------
        Common Stock, par value $.01                       16,468,754



         Transitional Small Business Disclosure Format:

         Yes [X]   No [ ]


                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

   Item                                             Description                                                Page

 PART I - FINANCIAL INFORMATION

    1. Financial Statements (all unaudited)
            Balance Sheets -
                September 30, 2003 and December 31, 2002                                                          1
            Statements of Operations -
                Three and Nine Months Ended September 30, 2003 and 2002                                           2
            Statement of Stockholders' Equity (Deficit) -
               Nine Months Ended September 30, 2003                                                               3
            Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002                                                      4
            Notes to Financial Statements                                                                         5
    2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                         11
    3.      Controls and Procedures                                                                              29

 PART II - OTHER INFORMATION
                                                                                                                 30
    1.      Legal Proceedings                                                                                    30
    2.      Changes In Securities and Use of Proceeds                                                            30
    3.      Defaults Upon Senior Securities                                                                      32
    4.      Submission of Matters to a Vote of Security Holders                                                  32
    5.      Other Information                                                                                    32
    6.      Exhibits and Reports on Form 8-K                                                                     32

 SIGNATURES                                                                                                      33

 EXHIBITS                                                                                                        34




                                Windsortech, Inc.
--------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                       September 30,        December 31,
                                                                                           2003                2002
                                                                                  ------------------- -------------------
                                                         Assets
Current Assets
   Cash and cash equivalents                                                       $      167,075     $        54,383
   Accounts receivable, net of reserve of $7,113 in 2003 and $10,000 in 2002              208,519              21,736
   Accounts receivable - related party                                                     34,149               3,261
   Inventories                                                                            161,860             427,140
   Purchase deposits                                                                       88,736                  --
   Prepaid income taxes                                                                       100              72,000
   Prepaid expenses                                                                        11,754              22,049
   Deferred income taxes                                                                   44,948              44,948
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Current Assets                                                             717,141             645,517
Property and Equipment, Net                                                               233,554             246,816
Deposits                                                                                   39,587              39,587
Deferred Income Taxes                                                                      82,072              82,072
Other Assets                                                                                7,150                  --
--------------------------------------------------------------------------------- ------------------- -------------------

                                                                                     $  1,079,504       $   1,013,992
================================================================================= =================== ===================

                                     Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
   Current maturities of capital lease obligations                                $         8,842     $         9,709
   Accounts payable                                                                       127,938             252,358
   Accrued expenses                                                                       142,942              94,451
   Accrued payroll                                                                        165,256              87,735
   Notes payable - principal stockholders, current portion                                130,435             349,020
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Current Liabilities                                                        575,413             793,273
Notes Payable - Principal Stockholders                                                    500,000             500,000
Capital Lease Obligations                                                                   4,625              10,988
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Liabilities                                                              1,080,038           1,304,261
--------------------------------------------------------------------------------- ------------------- -------------------

Stockholders' Equity (Deficit)
    Preferred shares: Authorized 5,000,000 shares in 2003
       and 2002, $0.01 par value, none issued                                                  --                  --
   Common shares: authorized 35,000,000 shares in 2003 and
      2002, $0.01 par value; 16,468,754 and 14,914,168 shares issued and
       outstanding in 2003 and 2002, respectively                                         164,688             149,142
   Common stock warrants                                                                  116,000                  --
   Additional paid-in capital                                                             659,833             176,648
   Retained earnings (deficit)                                                           (941,055)           (616,059)
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Stockholders' Equity (Deficit)                                                (534)           (290,269)
--------------------------------------------------------------------------------- ------------------- -------------------

                                                                                    $   1,079,504       $   1,013,992
================================================================================= =================== ===================

See the accompanying notes to financial statements.


                                Windsortech, Inc.
--------------------------------------------------------------------------------

                                                      STATEMENTS OF OPERATIONS
                               For The Three and Nine Month Periods Ended September 30, 2003 and 2002

                                                                                       (Unaudited)
                                                           Three Months Ended                              Nine Month Ended
                                                              September 30,                                  September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                       2003                    2002                  2003                   2002
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                           $  1,496,252           $  1,252,542           $  5,035,208           $  5,397,002

Cost Of Sales                                        1,086,476              1,218,603              3,827,401              4,604,473
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                           409,776                 33,939              1,207,807                792,529

Selling, General And Administrative
   Expenses                                            545,085                363,673              1,417,562              1,089,541

Depreciation And Amortization                           19,659                  7,790                 49,094                 12,523

Interest Expense, net                                   17,442                 18,965                 63,947                 35,145
------------------------------------------------------------------------------------------------------------------------------------

Loss Before Provision (Benefit) For
   Income Taxes                                       (172,410)              (356,489)              (322,796)              (344,680)

Provision (Benefit) For Income Taxes                     1,100                 (6,773)                 2,200                    200
------------------------------------------------------------------------------------------------------------------------------------

Net Loss                                          $   (173,510)          $   (349,716)          $   (324,996)          $   (344,880)
====================================================================================================================================

 Net Loss Per Common Share - Basic and
   Diluted                                        $     (0.011)          $     (0.029)          $     (0.021)          $     (0.030)
====================================================================================================================================

Weighted Average Number Of Common
   Shares Outstanding -Basic and Diluted            16,349,284             11,999,168             15,392,540             11,665,927
====================================================================================================================================

                                                                      Page 2


See the accompanying notes to financial statements.





                                Windsortech, Inc.
--------------------------------------------------------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For The Nine Months Ended September 30, 2003
                                   (Unaudited)




                                         Common Stock               Common        Additional      Retained                 Total
                                -------------------------------      Stock         Paid-in        Earnings          Stockholders'
                                     Number           Amount       Warrants        Capital       (Deficit)        Equity (Deficit)
                                ---------------------------------------------------------------------------------------------------

Balance - December 31, 2002      14,914,168         $149,142         $   --       $176,648     $ (616,059)             $(290,269)

Common Stock Issued               1,554,586           15,546             --        483,185              --                498,731

Common Stock Warrants Issued             --               --        116,000             --              --                116,000

Net Loss                                 --               --             --             --       (324,996)              (324,996)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2003     16,468,754         $164,688       $116,000       $659,833     $ (941,055)              $   (534)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      Page 3


                                Windsortech, Inc.
--------------------------------------------------------------------------------


                                                      STATEMENTS OF CASH FLOWS
                                        For The Nine Months Ended September 30, 2003 and 2002
                                                             (Unaudited)

                                                                                             2003                2002
                                                                                          ---------           ---------

Cash Flows From Operating Activities
   Net Loss                                                                               $(324,996)          $(344,880)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       49,094              12,523
         Issuance of common stock warrants for services                                      60,000                --
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                     (217,671)             20,740
            (Increase) decrease in inventories                                              265,280            (561,285)
            (Increase) decrease in prepaid expenses and other assets                         75,045             (80,202)
            (Increase) decrease in deposits and other assets                                (88,736)                600
            Increase (decrease) in accounts payable                                         (83,650)             84,052
            Increase in accrued expenses                                                    139,623               7,464
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                      (126,011)           (842,042)
-----------------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
   Payments for property and equipment                                                      (90,213)            (66,159)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from the issuance of common stock and warrants                                  554,731                --
   Net (payments on) proceeds from notes payable - officers                                (218,585)            840,959
   Payments on capital lease                                                                 (7,230)             (4,016)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                   328,916             836,943
-----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                                        112,692             (71,258)

Cash And Cash Equivalents - Beginning Of Period                                              54,383              92,602
-----------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents - End of Period                                                 $ 167,075           $  21,344
=======================================================================================================================


                                Windsortech, Inc.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION


         The accompanying unaudited financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The statements of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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


         Income Taxes


         At the commencement of its operations, WTI elected S Corporation status under provisions of the

                                Windsortech, Inc.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------

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


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities have not been calculated for the three and nine months ended September 30, 2003 and 2002 because the potentially dilutive securities of the Company (consisting of stock options granted to employees) did not have a public market.


         Fair Value of Financial Instruments


         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the notes payable and capital lease obligations, including the current portion, approximate fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.


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

                                Windsortech, Inc.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------

         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased. The pro forma amounts are indicated below:

                                              Three Months Ended September 30,          Nine Months Ended September 30,
                                          ------------------------------------------ ---------------------------------------
                                                    2003               2002                  2003                 2002
                                          --------------------- -------------------- -------------------- ------------------

Net loss, as reported                           $ (173,510)          $ (349,716)          $(324,996)          $(344,880)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects                            --                   --                  --                  --
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                               --                   --                  (575)             (3,404)
                                          ------------------------------------------ ---------------------------------------
Pro forma net loss                              $ (173,510)          $ (349,716)          $(325,571)          $(348,284
                                          ==================================================================================
Earnings per share:
Basic and diluted - as reported                 $   (0.011)          $   (0.029)          $  (0.021)          $  (0.030)
                                          ==================================================================================
Basic and diluted - Pro forma                   $   (0.011)          $   (0.029)          $  (0.021)          $  (0.030)
                                          ==================================================================================




         The weighted average per share fair value of the options granted was $0.003 and $0.005 for the three and nine months ended September 30, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2003               2002
                                                 --------           --------

   Risk-free interest rates                         2.9%               4.5%
   Expected option lives                         5 years            5 years
   Expected volatilities                              0%                 0%
   Expected dividend yields                           0%                 0%


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

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003, which had no impact on the Company's financial position or results of operations.


3.       INVENTORIES


         Inventories at September 30, 2003 and December 31, 2002 consist of:

                                                                  2003                 2002
                                                           ----------------    -----------------
   Finished goods                                                $181,860        $    263,660
   Inventory in transit                                                --             183,480
   Allowance for excess and obsolescence                          (20,000)            (20,000)
                                                           ----------------    -----------------
                                                                 $161,860        $    427,140
                                                           ================    =================




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


         Following the merger, the surviving Company had 11,999,168 shares of its Common Stock

                                Windsortech, Inc.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------


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

                                Windsortech, Inc.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain statements made in this report may contain forward-looking statements.

BUSINESS DESCRIPTION

Recent Developments

         On August 19, 2002, Constance K. Weaver resigned as a member of our board of directors for personal reasons. On January 13, 2003, R. Keith Elliott was appointed to fill the vacancy. On May 27, 2003, Andrew Paciocco resigned as a member of our board of directors for personal reasons. On November 1, 2003, Seth A. Grossman was appointed to fill the vacancy.

         On June 24, 2003 we offered 2,000,000 shares of our common stock for sale in a Confidential Private Placement to certain investors. The offering, which closed on July 18, 2003, was not fully subscribed and 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.

         On August 28, 2003 we offered 20 Units at a price of $10,000 per Unit. Each Unit consists of (i) 10,000 shares of our common stock, and warrants to purchase 10,000 shares of our common stock, exercisable for a period of three years at a price of $1.00 per share (the "Warrants"). The offering closed on September 2, 2003.


WHAT WE DO

         We are a technology services company. We purchase and sell computer equipment and related products and provide complete equipment asset management services including data security services and environmental compliance.

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

         On October 27, 2003 we filed U.S. Patent Application titled "System and Method of Erasing a Hard Drive via a Computer Network". Hard drive erasing software is installed into a software program which simulates the booting of a floppy disk, the integrated software is subsequently installed into a software installation program and is delivered to the client's computer over the Internet or via a network. At the client computer, the hard drive erasing software is executed on the client's computer hard drive by executing the boot simulation software. This system and method provides an easy, fast and effective way for erasing hard disks, which meets US Department of Defense sanitizing standards. The erasing software is a DOS-based software program which can remove sensitive information from a computer before the machine goes to a new or unprotected environment or to clear a hard disk of all programs and data before installing a new system. The software, which is licensed under a long-term license agreement, incorporates overwriting patterns which use up to 99 passes over hard disk sectors to ensure complete erasing of all sensitive data. All erasing procedures and results can be verified and displayed to the client. Other than this software, we do not sell any other products under license nor do we have any franchise or concession agreements.

         In the fourth quarter of 2002 we established an Asset Management Group ("AMG"), a new division of the Company, to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on the client's computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses, and we anticipate generating continuing revenue from AMG clients in the first quarter of 2004. We incurred direct AMG expenses in the nine months ended September 30, 2003 as we started hiring and training employees.

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

         According to a report published in December, 2002 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2002 were 136.2 million, up 1.6% from the prior year. For 2003, shipments of new PC's are expected to grow at more than 8%. In 2003 and beyond, IDC continues to expect improvement in the business and consumer sectors, while government spending will slow to reflect reduced budgets. Risks from economic and political factors may also constrain future growth, although IDC projects shipment growth of 8.3% in 2003 and 11% in 2004. These less robust machines are not capable of supporting the newest operating systems. That fact, when coupled with the termination of manufacturer's support for widely used operating systems, such as Microsoft's Windows 95 and Windows 98 (in accordance with Microsoft's Life Cycle Support Policy), leads us to believe that end-users will be forced to upgrade their PC's in order to have fully functioning PC's and manufacturer supported operating systems.

         In November 2002, the Gartner Group, a research and advisory firm ("Gartner"), predicted that "end-of-life issues rather than technology innovation will be the major PC growth driver in 2003". "Budget-constrained organizations are holding on to their PC's longer as cost reduction continues to be implemented." In March 2003, Gartner projected that PC shipments will grow
6.6 percent in 2003 and 11.4 percent in 2004. Gartner reaffirmed these forecasts in June 2003.

         In September 2003 Gartner reported that "recent U.S. economic data shows signs that the long-awaited recovery is beginning". Stronger than expected second quarter results caused Gartner to again increase its 2003 PC unit shipment forecast from 7.2 percent to 8.9 percent; however economic indicators suggest only moderate business buying growth in 2003.

         We expect that US corporations will most likely start to implement conversions to new operating systems late in the first quarter of 2004 or in the second quarter of 2004, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin late in 2003 and extend into 2004. Gartner's most likely economic scenario predicts an improved economy late in the fourth quarter of 2003 and into the first quarter of 2004. They predict that "the IT market noticeably recovers one quarter after the economic upturn". Gartner believes that "sustained PC growth will depend on increased U.S. business buying", that "economic indicators suggest only moderate business buying growth in 2003" and that "a U.S. economic recovery remains and essential ingredient for a strong PC market".

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

         In the past, we purchased a majority of our products from a small number of suppliers. During the year ended December 31, 2001, we purchased approximately 59% of our products from IBM Credit Corporation. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. In the Nine Month ended September 30, 2003, purchases from IBM and Redemtech were approximately 15.4% and 2.2%, respectively, of total product purchases.

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

         We provide a limited "DOA Warranty" in connection with some of our product sales. DOA means "Dead On Arrival" and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but, in limited circumstances, it may be at the customer's option. We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At September 30, 2003 and at December 31, 2002 warranty reserves were not considered necessary.


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

         Prior to and during the period of time during which Messrs. Sherman, Cummings, Saracino and Sheerr worked at Intellesale, they were involved in sale and remarketing of off-lease/off-finance excess, used, refurbished and "as-is" computer equipment and related products, and the processing and remarketing of scrap metal and semi-precious materials. As a result of these experiences, they established over a period of many years, a network of domestic and international buyers and brokers from whom they bought and to whom they sold products. Utilizing those contacts, they have enabled WindsorTech to establish a network of domestic and international buyers and brokers to whom we regularly e-mail our current inventory lists and call to offer our products and who regularly buy our products. We also sell over the internet by posting "Want To Sell" or "WTS" offers through web portals or subscription services such as Powersource, the TBN Network and Exporters.com. Generally, within 1-3 hours of posting these WTS offers, we receive e-mail offers from interested parties to purchase product.

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


         In April 2003, we created and filled a senior marketing position and we are in the process of expanding our sales and marketing team. We plan to hire 2 to 3 additional marketing personnel by December 31, 2003.


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

         We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 4 continents worldwide. In the nine months ended September 30, 2003 and 2002, our top ten customers accounted for approximately 51.1% and 59.0% of our total revenues, respectively. In each of the periods referred to, Keystone Memory Group, a "related party" for accounting purposes, was one of our top ten customers.

         A significant portion of our revenues is also derived from export sales. In each of the nine month periods ended September 30, 2003 and 2002, primarily all of our sales of computer systems, peripheral devices and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the nine month periods ended September 30, 2003 and 2002, export sales comprised 35.1% and 27.8% of revenue, respectively.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.



                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    -------------------------------- ------------------------------
                                                            2003             2002           2003            2002
                                                              %                %              %               %
Revenue                                                    100.0            100.0          100.0           100.0
Cost Of Sales                                               72.6             97.3           76.0            85.3
--------------------------------------------------- --------------- ---------------- -------------- ---------------



Gross Profit                                                27.4              2.7           24.0            14.7
Selling, General And Administrative Expenses                36.4             29.0           28.2            20.2
Depreciation And Amortization                                1.3              0.6            1.0             0.2
Interest Expense, net                                        1.2              1.5            1.3             0.7
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Loss Before Provision (Benefit) For Income Taxes           (11.5)          (28.4)          (651)           (6.4)
Provision (Benefit) For Income Taxes                         0.1            (0.5)            0.0             0.0
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Net Loss                                                   (11.6)          (27.9)          (6.5)           (6.4)
=================================================== =============== ================ ============== ===============



         For accounting purposes the Merger of Delta and WTI has been treated as a recapitalization of WTI as the acquirer (reverse acquisition). The historical results for WTI prior to the Merger became those of the Company after the Merger and the assets and liabilities of Delta were accounted for as required under the purchase method of accounting.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

         Revenue for the quarter ended September 30, 2003 was $1,496,252 compared to revenue of $1,252,542 for the quarter ended September 30, 2002, a $243,710 increase, or 19.5%

         Gross profit for the quarter ended September 30, 2003 was $409,776 compared to a gross profit of $33,939 for the quarter ended September 30, 2002, a $375,837 increase, or 1,107.4%. Gross margin was 27.4% for the quarter ended September 30, 2003 compared to 2.7% for the quarter ended September 30, 2002.

         Gross margin for 2003 significantly increased over the same period in 2002. During the quarter in 2002 we were faced with an excess of a particular line of product which we sold at cost, resulting in a very low gross margin in that quarter.

         According to a Gartner Research article published on September 12, 2003, "recent U.S. economic data shows signs that the long-awaited recovery is beginning". Stronger than expected second quarter results caused Gartner Dataquest to increase its 2003 PC unit shipment forecast from 7.2 percent to 8.9 percent; however economic indicators suggest only moderate business buying growth in 2003. This translated into more used product becoming available in the current quarter and at better prices than we had previously paid which translated into overall higher margins.

         We expect that US corporations will most likely start to implement conversions to new operating systems late in the first quarter of 2004 or in the second quarter of 2004, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by the Gartner report, which projects that PC shipments will grow 8.9 percent in 2003 and 11.0 percent in 2004. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin late in 2003 and extend into 2004. Gartner's most likely economic scenario predicts an improved economy late in the fourth quarter of 2003and into the first quarter of 2004. They predict that "the IT market noticeably recovers one quarter after the economic upturn". Gartner believes that "sustained PC growth will depend on increased U.S. business buying", that "economic indicators suggest only moderate business buying growth in 2003" and that "a U.S. economic recovery remains and essential ingredient for a strong PC market".

Selling, general and administrative expenses for the quarter ended September 30, 2003 were $545,085 compared to selling, general and administrative expenses of $363,673 for the quarter ended September 30, 2002, a $181,412 increase, or 49.9%. Selling, general and administrative expense increased as the Company added infrastructure and hired additional full time employees from January 1, 2002 - September 30, 2002, two of whom are officers of the Company, added employee benefit programs, increased insurance coverage and procured directors and officers liability insurance. Additionally, during the quarter the Company incurred non-recurring consulting and advisory fees of $80,000.

         Depreciation and amortization for the quarter ended September 30, 2003 was $19,659 compared to depreciation and amortization of $7,790 for the quarter ended September 30, 2002, a $11,869 increase, or 152.4%, all as a result of fixed asset acquisitions and leasehold improvements throughout the second half of 2002.

         Interest expense for the quarter ended September 30, 2003, was $17,442 compared to interest expense of $18,965 for the quarter ended September 30, 2002, a $1,523 decrease, or (8.0)%, commensurate with a slight decrease in the level of the Company's borrowings.

         The Company did not recognize a federal income tax benefit in the current quarter and expensed its state tax obligations. The Company recognized a deferred tax benefit during 2002 by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Revenue for the nine months ended September 30, 2003 was $5,035,208 compared to revenue of $5,397,002 for the nine months ended September 30, 2002, a $361,794 decrease, or (6.7)%

         Gross profit for the nine months ended September 30, 2003 was $1,207,807 compared to a gross profit of $792,529 for the nine months ended September 30, 2002, a $415,278 increase, or 52.4%. Gross margin was 24.0% for the nine months ended September 30, 2003 compared to 14.7% for the nine months ended September 30, 2002.

         Gross margin for 2003 significantly increased over the same period in 2002. During the third quarter of 2002 we were faced with an excess of a particular line of product which we sold at cost, resulting in a very low gross margin in that quarter which had the consequential effect of reducing the margin for the year to date in 2002.

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,417,562 compared to selling, general and administrative expenses of $1,089,541 for the nine months ended September 30, 2002, a $328,021 increase, or 30.1%. Selling, general and administrative expense increased as the Company added infrastructure and hired additional full time employees between January 1, 2002 - September 30, 2002, two of whom are officers of the Company, added employee benefit programs, increased insurance coverage and procured directors and officers liability insurance. Additionally, during the quarter the Company incurred non-recurring consulting and advisory fees of $80,000.

         Depreciation and amortization for the nine months ended September 30, 2003 was $49,094 compared to depreciation and amortization of $12,523 for the nine months ended September 30, 2002, a $36,571 increase, or 292.0%, all as a result of fixed asset acquisitions and leasehold improvements throughout the second half of 2002.

         Interest expense for the nine months ended September 30, 2003, was $63,947 compared to interest expense of $35,145 for the nine months ended September 30, 2002, a $28,802 increase, or 82.0%, commensurate with the increase in the Company's level of borrowing.

         In both 2003 and 2002 the Company did not recognize a federal income tax benefit in the current period and expensed its state tax obligations

Geographic Areas

         We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the nine months ended September 30, 2003 and 2002, export sales comprised 35.1% and 27.8% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Liquidity and Capital Resources

         Net cash used in operating activities in the nine months ended September 30, 2003 was $126,011 compared to $842,042 of cash used in the nine month period ended September 30, 2002. Cash used in operating activities during the period ended September 30, 2003 was primarily as a result of the net loss, an increase in accounts receivable, deposits and other assets and a decrease in accounts payable, offset by depreciation, a decrease in inventory and prepaid expenses and an increase in accrued expenses. Cash used in operations in the period ended September 30, 2002 was primarily from net loss, an increase in inventory and prepaid expense and other assets, offset by depreciation and a decrease in accounts receivable, deposits and other assets and an increase in accounts payable and accrued expenses.

         Net cash used in investing activities in the nine months ended September 30, 2003 and 2002 was $90,213 and $66,159, respectively. In all instances this cash was used to purchase property, equipment, computer software and fund leasehold improvements.

         Net cash provided by financing activities for the nine months ended September 30, 2003 was $328,916 and was provided for by the sale of common stock and warrants and reduced by payments on notes payable and principal reductions on capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 2002 was $836,943, primarily loans from officers offset by principal payments on capital leases.

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

         We expect that US corporations will most likely start to implement conversions to new operating systems late in the first quarter of 2004 or in the second quarter of 2004, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by the Gartner report, which projects that PC shipments will grow 8.9 percent in 2003 and 11.0 percent in 2004. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin late in 2003 and extend into 2004. Gartner's most likely economic scenario predicts an improved economy late in the fourth quarter of 2003and into the first quarter of 2004. They predict that "the IT market noticeably recovers one quarter after the economic upturn". Gartner believes that "sustained PC growth will depend on increased U.S. business buying", that "economic indicators suggest only moderate business buying growth in 2003" and that "a U.S. economic recovery remains and essential ingredient for a strong PC market".

         We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding.

         We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2003 and 2002 and do not expect any in the remainder of fiscal 2003. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted the provisions of SFAS No. 150 effective July 1, 2003, which had no impact on our financial position or results of operations.


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


Uncertainty Of Future Financial Results


         We are a relatively newly formed business, having commenced operations in October 2001. We have only had two profitable quarters, the quarter ended September 30, 2002 and the quarter ended June 30, 2003, since we commenced operations. Our future financial results are uncertain. There can be no assurance that we will continue to achieve profitability, and we may incur losses in the foreseeable future. Achieving and sustaining profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.

Fluctuations In Future Quarterly Results

         We have been in business since October 2001 and have only eight quarters of historic quarterly operating results, only two of which have been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

         We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 4 continents worldwide. In the periods ended September 30, 2003 and 2002, our top ten customers accounted for approximately 51.1% and 59.0% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a "related party" for accounting purposes.

         We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

         In each of the periods ended September 30, 2003 and 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the nine month periods ended September 30, 2003 and 2002, export sales comprised 35.1% and 27.8% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.

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


         In the past,  we  purchased  a majority  of our  products  from a small number of suppliers. During the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. In the quarter ended September 30, 2003, purchases from IBM and Redemtech were approximately 15.4% and 2.2%, respectively, of total product purchases. There can be no assurance, however, that any of these vendors will continue to do business with us. The loss of these vendors would significantly impact our ability to offer products for sale.

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


Lack Of Trading and Liquidity of Our Common Stock

         Our Common Stock is listed on the Over The Counter Bulletin Board ("OTCBB") under the symbol "WSRT". Trading commenced on October 24, 2003 and there has been limited market activity. Prior to October 24, 2003 there was there is no public market for our Common Stock.





Dependence On Key Individuals


         Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:


Name                                                 Position
---------------------------------------- ----------------------------------------------------------
David Harris  ......................     Vice President, Information Technology and Systems
David A. Loppert....................     Vice President, Business Development, Secretary, Director
Marc Sherman .......................     Chairman, President and Chief Executive Officer, Director



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


ITEM 3    CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures

The Company's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-QSB (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of such date, the Company's disclosure controls and procedures were effective.


Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.             LEGAL PROCEEDINGS

          None.


ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS


On June 24, 2003, we offered 2,000,000 shares of our common stock for sale in a Confidential Private Placement to certain investors. The offering, which closed on July 18, 2003, was not fully subscribed and 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.

On August 28, 2003, we offered 20 Units at a price of $10,000 per Unit. Each Unit consists of (i) 10,000 shares of our common stock, and warrants to purchase 10,000 shares of our common stock, exercisable for a period of three years at a price of $1.00 per share (the "Warrants"). The offering closed on September 3, 2003.

The following table lists all unregistered securities sold/issued by us between July 1, 2003 and September 30, 2003. These shares were issued to the persons listed below in connection with the sale of shares referred to above, and were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended or Rule 506 of Regulation D promulgated thereunder.



                                               Aggregate           Number                                Number of
                                 Date of      Amount of            of                                       Common
Name/Entity/Nature                  Sale     Consideration  Note   Persons          Issued For              Shares
---------------------------------------------------------------------------------------------------------------------
                                                                               Private Placement of
Stanley Adelman                    Aug-03       $  1,750      1       1               Shares                  5,000
                                                                               Private Placement of
Harvey Albert                      Aug-03          5,250      1       1               Shares                 15,000
                                                                               Private Placement of
Mike Belisle & Linda A. Gary       Aug-03         25,000      1       2               Shares                 71,429
                                                                               Private Placement of
Bismark Intervest, Inc.            Aug-03        105,000      1       1               Shares                300,000
                                                                               Private Placement of
Bismark Intervest, Inc.           Sept -03       100,000      2       1               Units                 100,000
                                                                               Private Placement of
Edward L. Cummings                 Aug-03         21,420      1       1               Shares                 61,200
                                                                               Private Placement of
John R. Doss                       Aug-03        105,000      1       1               Shares                300,000
                                                                               Private Placement of
Steven Gadon & Barbara Gadon       Aug-03         29,750      1       2               Shares                 85,000
                                                                               Private Placement of
Andrew L. Granat                   Aug-03          5,250      1       1               Shares                 15,000
                                                                               Private Placement of
Alan J. Haber                      Aug-03          1,050      1       1               Shares                  3,000
                                                                               Private Placement of
Barry S. Hanburger                 Aug-03            875      1       1               Shares                  2,500
Bernard & Carol Harris, JT TEN                                                 Private Placement of
WROS                               Aug-03            700      1       2               Shares                  2,000
John D. Wright, custodian for                                                  Private Placement of
Jonathan Martin Harris, Minor      Aug-03            350      1       1               Shares                  1,000
Rodney D. and Linda L.                                                         Private Placement of
Johnson, JT TEN WROS               Aug-03            700      1       2               Shares                  2,000
                                                                               Private Placement of
Craig G. Langweiler                Aug-03          3,500      1       1               Shares                 10,000
Monte Lang & Lillian M Lang,                                                   Private Placement of
JT TEN WROS                        Aug-03         10,500      1       2               Shares                 30,000
Max & Delayne Loppert, JT TEN                                                  Private Placement of
WROS                               Aug-03         24,500      1       2               Shares                 70,000




                                               Aggregate           Number                                Number of
                                 Date of      Amount of            of                                       Common
Name/Entity/Nature                  Sale     Consideration  Note   Persons          Issued For              Shares
---------------------------------------------------------------------------------------------------------------------
Anne E. B. Loppert, Minor,                                                     Private Placement of
David A. Loppert, Custodian        Aug-03         15,225      1       1               Shares                 43,500
Jeffrey E. B. Loppert, Minor,                                                  Private Placement of
David A. Loppert, Custodian        Aug-03         15,225      1       1               Shares                 43,500
                                                                               Private Placement of
Martin Miller                      Aug-03          1,000      1       1               Shares                  2,857
Edith Newman Revocable Trust
dtd 10/18/99, Paul L. Newman,                                                  Private Placement of
Trustee                           Sept-03         20,000      2       1               Units                  20,000
                                                                               Private Placement of
Paul Lee Newman Roth IRA          Sept-03         50,000      2       1               Units                  50,000
                                                                               Private Placement of
Paul Lee Newman                   Sept-03         30,000      2       1               Units                  30,000
Robert & Penni Parker, JT TEN                                                  Private Placement of
WROS                               Aug-03          5,005      1       1               Shares                 14,300
RBC Dain Rauscher Custodian,                                                   Private Placement of
FBO Harvey Albert IRA              Aug-03          7,000      1       1               Shares                 20,000
                                                                               Private Placement of
Lois G. Rosenberg                  Aug-03            175      1       1               Shares                    500
                                                                               Private Placement of
Paul Rosen & Wendy Rosen           Aug-03         29,750      1       2               Shares                 85,000
                                                                               Private Placement of
Carl Saracino                      Aug-03          5,250      1       1               Shares                 15,000
Philip & Lilyan Sherman, JT                                                    Private Placement of
TEN WROS                           Aug-03          7,000      1       2               Shares                 20,000
                                                                               Private Placement of
Michael P. Sheerr                  Aug-03         15,400      1       1               Shares                 44,000
Alexandra J. Sherman, Minor,                                                   Private Placement of
Marc Sherman Custodian             Aug-03          9,951      1       1               Shares                 28,433
Maximilian B. Sherman, Minor,                                                  Private Placement of
Marc Sherman Custodian             Aug-03          9,951      1       1               Shares                 28,433
Zachary T. Sherman, Minor,                                                     Private Placement of
Marc Sherman Custodian             Aug-03          9,953      1       1               Shares                 28,434
                                                                               Private Placement of
Jonathan E. Stoll                  Aug-03            875      1       1               Shares                  2,500
                                                                               Private Placement of
Gail M. Thompson                   Aug-03            350      1       1               Shares                  1,000
                                                                               Private Placement of
Jack B. Tull Sr.                   Aug-03          1,050      1       1               Shares                  3,000
John D. & Dorothy J. Wright,                                                   Private Placement of
JT TEN WROS                        Aug-03            350      1       2               Shares                  1,000
                                                                                                       -------------
                                 Total Shares Issued                                                      1,554,586
                                                                                                       =============


1. Represents an aggregate of 1,354,586 restricted shares of our common stock sold to 33 investors for a total of $474,105, or $.35 per share, which transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The investors were either accredited investors or sophisticated investors, and the total offering was to less than 35 non-accredited investors. There was no general solicitation or advertising for the sale of these shares, and the investors had access to or were provided with relevant financial and other information relating to us. The certificates representing the shares were legended to indicate that they were restricted.

2. Represents an aggregate of 20 units sold to 4 investors for a total of $200,000, or $10,000 per unit. Each unit consist of (i) 10,000 shares of our common stock, and warrants to purchase 10,000 shares of our common stock, exercisable for a period of three years at a price of $1.00 per share in a transaction which was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The investors were all accredited investors. There was no general solicitation or advertising for the sale of these shares, and the investors had access to or were provided with relevant financial and other information relating to us. The certificates representing the shares were legended to indicate that they were restricted

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.             OTHER INFORMATION

         On November 1, 2003 the Board of Directors and a Majority in Interest of Shareholders acting by written consent voted to appoint Seth A. Grossman to the board of directors. Mr. Grossman, who holds a Masters of Business
Administration from the Harvard Graduate School of Business Administration, serves as Executive Vice President and Chief Strategic Officer for Paxson Communications. Mr. Grossman will sit on the Compensation and Audit Committees of the Board of Directors.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
           See List of Exhibits filed as part of this quarterly report on Form 10-QSB.

Reports on Form 8-K

                    On October 31, 2003 we filed a current report on Form 8-K reporting that, on October 23, 2003, we received permission from the National Association of Securities Dealers ("NASD") to commence the trading of our shares of common stock, $.01 par value, on the Over the Counter Bulletin Board ("OTCBB") under the trading symbol WSRT.OB.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WINDSORTECH, INC.
                                              (Registrant)

Dated:    November 12, 2003                   By:       /S/ MARC SHERMAN
          -----------------                         ----------------------------
                                                          Marc Sherman
                                                       Chief Executive Officer



Dated:    November 12, 2003                   By:      /S/ EDWARD L. CUMMINGS
          -----------------                         ----------------------------
                                                       Edward L. Cummings
                                                        Vice President, Chief
                                                        Financial Officer

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

31.1*** Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*** Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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