Form 10KSB
period 2003-12-31
WINDSORTECH INC
filed 2004-03-29
CIK 27960

As filed with the Securities and Exchange Commission on March 26, 2004
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

--------------------------------------------------------------------------------
                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

       Securities registered under Section 12(b) of the Exchange Act: None


   Securities registered under Section 12(g) of the Exchange Act: Common Stock


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


          Issuer's revenues for its most recent fiscal year: $7,484,472


         The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 11, 2004, as reported on the Over the Counter Bulletin Board ("OTCBB") under the symbol "WRST.OB," was approximately $18,939,000 (4,676,254 shares x $4.05 per share). Shares of common stock held by each officer who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


         The number of shares outstanding of each class of our common equity as of March 11, 2004 is as follows:

Class of Common Equity                                     Number of Shares
----------------------                                     ----------------
Common Stock, par value $.01                                  16,468,754

Documents incorporated by reference:  Form 8K


                                                   TABLE OF CONTENTS

  ITEM                                             DESCRIPTION                                               PAGE


                                                      PART I

   1.      Description of Business                                                                             1
   2.      Description of Property                                                                            10
   3.      Legal Proceedings                                                                                  11
   4.      Submissions of Matters to a Vote of Security Holders                                               11


                                                     PART II

    5      Market for Common Equity and Related Stockholder Matters                                           12
    6      Management's Discussion And Analysis of Financial Condition and Results of Operations              15
   7.      Financial Statements                                                                               28
   8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               28
   8A.     Controls and Procedures                                                                            ??

                                                     PART III

   9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                                                                29
   10.     Executive Compensation                                                                             32
   11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters                                                                                            35
   12.     Certain Relationships and Related Transactions                                                     36
   13.     Exhibits And Reports on Form 8-K                                                                   38
   14.     Principal Accountant Fees and Services                                                             38


           Signatures                                                                                         40
           Financial Statements and Exhibits                                                                  41




                            PART I

ITEM 1    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         The following discussion should be read in conjunction with our audited Financial Statements and Notes thereto included herein.

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

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships, development of our Asset Management Group ("AMG") and future business acquisitions; the successful consummation and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate and payment and clearance systems to which we are subject; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the products we sell and the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement, was made.

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

         Alfred D. Morgan, Saul Horing, Robert Maerz and Larry Neuman, who had served as officers and directors of Delta prior to the Merger resigned those positions. Marc Sherman, David A. Loppert, Andrew Paciocco and Constance K. Weaver were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the Company's officers:



               Name                 Age                               Position
------------------------------- -------- -----------------------------------------------------
Marc Sherman                        40   Chairman, Chief Executive Officer and President
Edward L. Cummings.........         55   Vice President, Chief Financial Officer and Treasurer
Carl C. Saracino...........         34   Vice President, Operations
Michael P. Sheerr..........         47   Vice President, Sales
David A. Loppert(1)........         49   Vice President, Business Development and Secretary



     (1) On February 19,2004, by Action of Consent of Majority Shareholders, David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.

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

Other Information

         On April 5, 2002, the Board of Directors and the Stockholders approved the adoption of the Company's 2002 Flexible Stock Plan (the "Plan"). The Plan permits the Company to issue up to 5,000,000 shares of common stock plus an annual increase, effective on the first day of each calendar year, equal to 10% of the number of outstanding shares of common stock outstanding on such date, but in no event more than 30,000,000 shares in the aggregate. As of December 31, 2003, 6,491,417 options are available to be granted under the Plan, 4,305,000 of which have previously been granted by the committee designated for such purpose.

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

On February 19, 2004, by Action of Consent of Majority Shareholders, David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.

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

         On October 27, 2003, we filed U.S. Patent Application titled "System and Method of Erasing a Hard Drive via a Computer Network". Hard drive erasing software is installed into a software program, which simulates the booting of a floppy disk; the integrated software is subsequently installed into a software installation program and is delivered to the client's computer over the Internet or via a network. At the client computer, the hard drive erasing software is executed on the client's computer hard drive by executing the boot simulation software. This system and method provides an easy, fast and effective way for erasing hard disks, which meets US Department of Defense sanitizing standards. The erasing software is a DOS-based software program, which can remove sensitive information from a computer before the machine goes to a new or unprotected environment or to clear a hard disk of all programs and data before installing a new system. The software, which is licensed under a long-term license agreement, incorporates overwriting patterns which use up to 99 passes over hard disk sectors to ensure complete erasing of all sensitive data. All erasing procedures and results can be verified and displayed to the client. Other than this software, we do not sell any other products under license nor do we have any franchise or concession agreements.


         In the fourth quarter of 2002, we established an Asset Management Group ("AMG"), a new division of the Company, to provide complete computer asset management and recovery services to leasing companies and major corporations. For a fee, we will receive, inspect and test each piece of equipment, remove sensitive data and report the results in a customized audit report to our client. We will then assist the client in the disposition of the equipment. One of the many benefits providing this service is that we receive the opportunity to become aware of opportunities to acquire inventory for resale or may acquire a right of first refusal on the client's computer asset base. We had virtually no revenue from AMG clients in 2002 and very low expenses. We incurred direct AMG expenses in the first half of 2003 as we started hiring and training employees. In December 2003, we started generating continuing revenue from our AMG clients and anticipate growth during 2004.


         This service is different from our current business practice in that we expect to contract with a particular customer, for a fee, to receive, inspect, test, and issue an audit report. We expect to then, for an additional fee, assist the customer in the disposition of the computer equipment or store it for future use, or dispose of it, in accordance with the customer's instructions and state and federal laws.


         The cost to fully implement our AMG was approximately $200,000, primarily for the purchase of computer software and hardware, material handling equipment and leasehold improvements, and we expect that that we will increase the number of employees from 22 employees at December 31, 2003 to approximately 30 employees by December 31, 2004.

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


         In September 2003, Gartner reported, "recent U.S. economic data shows signs that the long-awaited recovery is beginning". Stronger than expected second quarter results caused Gartner to again increase its 2003 PC unit shipment forecast from 7.2 percent to 8.9 percent; however economic indicators suggest only moderate business buying growth in 2003.

         In February 2004, Gartner reported, "strong PC market growth outside the United States, coupled with an improving economy has caused us to boost our near-term PC market forecast." Gartner reported PC Unit shipment grew 10.8% in 2003 and projects it will grow 12.8% in 2004. According to a revised report published in December 2003 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2004 are expected to increase by 11.4% to 169.9 million units.

         We expect that US corporations will most likely start to implement conversions to new operating systems late in the first quarter of 2004 or in the second quarter of 2004, including the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. Gartner believes that large pools of installed PC's, purchased from 1998 to 2001, are due for replacement and it forecasts that most of the replacements will begin late in 2003 and extend into 2004. Gartner's most likely economic scenario predicts an improved economy late in the fourth quarter of 2003 and into the first quarter of 2004. They predict, "the IT market noticeably recovers one quarter after the economic upturn". Gartner believes that "sustained PC growth will depend on increased U.S. business buying", that "economic indicators suggest only moderate business buying growth in 2003" and that "a U.S. economic recovery remains and essential ingredient for a strong PC market".

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


         In the past, we purchased a majority of our products from a small number of suppliers. For the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. For the year ended December 31, 2003, we purchased approximately 30% of our products from two vendors. 19% of purchases were from IBM and less than 1% of purchases were from Redemtech.

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

         We provide a limited "DOA Warranty" in connection with some of our product sales. DOA means "Dead On Arrival" and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer's option. We analyze our estimated warranty costs and provide an allowance as necessary based on experience. At December 31, 2003 and 2002 warranty reserves were not considered necessary.

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


         We presently  have two  employees  who conduct our  marketing  efforts.
While we do not focus on any particular industry, we concentrate on large corporations that tend to refresh, or replace, their installed desktop or notebook computers on a regular cycle.


         As part of our AMG services, we market our ability to ensure "End-of-Life Data Security". Privacy laws strictly govern consumer information that may be present on computer hard drives and other media removed from service. We advise clients and potential clients on the most appropriate methods to consider when destroying corporate data when they remove systems or media from service. We are paying particular attention to healthcare organizations, banks, insurance companies, brokerages, and other financial services companies that are impacted by these privacy laws.


         We receive referrals from existing clients, and we monitor financial and technical news sources for workforce reductions, plant closings, and technology upgrade announcements that may provide opportunities for us to present our AMG services.


         In April 2003, we created and filled a senior marketing position and we are in the process of expanding our sales and marketing team. We plan to hire 2 to 3 additional marketing personnel during 2004.


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

         Customers place orders by telephone, fax or via e-mail. On accepted orders, a sales order and picking slips are generated and delivered to our warehouse for processing. The product is picked and appropriately packed with foam packing, bubble wrap or other packaging material, and then is shipped by United Parcel Services, Federal Express or common carrier. We generally ship products within 12 to 48 hours following receipt of the order.


DEPENDENCE ON MAJOR CUSTOMERS


         We do not have any exclusive long-term arrangements with our customers for the continued sales of our product.


         We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 5 continents worldwide. For the years ended December 31, 2003 and 2002, sales to our top ten customers comprised 51.5% and 55.0% of our revenue, respectively. In each of the periods referred to, Keystone Memory Group, a "related party" for accounting purposes, was one of our top ten customers.


         A significant portion of our revenues is also derived from export sales. For the years ended December 31, 2003 and 2002, primarily all of our sales of computer systems, peripheral devices and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the years ended December 31, 2003, and 2002, export sales comprised 31% and 28% of revenue, respectively.

EMPLOYEES


         As of March 11, 2004, we employed 23 full-time and 7 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

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


         We recycle used equipment that may contain hazardous materials through Waste Management's Recycle America - Asset Recovery Group ("ARG") division. ARG, for a fee, manages commodities and materials for recycling in accordance with applicable local, state and federal laws, rules and regulations. Upon receipt of materials for recycling, ARG provides us with a Certification of Destruction that, in part, certifies that the materials were accepted for the purpose of recycling and/or destruction in accordance with all applicable standards including federal, state and local requirements.

ITEM 2.  DESCRIPTION OF PROPERTY


         We lease approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $159,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This lease expires in September 2006.


         Rent expense and other charges totaled $192,305and $203,664 for the years ended December 31, 2003 and 2002, respectively.


         The approximate minimum payments required under the lease for the years 2004 - 2006 are as follows:

                Year                                Amount
                --------------------- ----------------------

                2004                               163,000
                2005                               167,000
                2006                               128,000
                --------------------- ----------------------

                                                 $ 458,000
                ===================== ======================

         This facility, with approximately 34,000 feet of warehouse space, is in good condition and ideally suited to our existing business and has adequate and sufficient capacity for our current and estimated future business needs.


ITEM 3.  LEGAL PROCEEDINGS


         The Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. The estimate of potential impact on the Company could change in the future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 19, 2004, by Action of Consent of Majority Shareholders. David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is listed on the OTC Bulletin Board under the symbol "WSRT.OB." Our Common Stock became listed on October 24, 2003. During the fourth quarter of 2003, the bid price of our common stock, as reported by Reuters, has ranged from a high of $4.40 to a low of $1.90. The prices stated represent inter-dealer quotations, which do not include retail markups, markdowns or commissions. Such prices do not necessarily represent actual transactions.


Holders

         As of March 11, 2004, there were approximately 3,354 holders of record of our Common Stock.

Dividends

         We do not have a history of paying dividends on our Common Stock, and there can be no expectation that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

         Set forth in the table below is information, as of December 31, 2003, regarding securities authorized for issuance under equity compensation plans:



                                                                                              Number of securities
                                                                                            remaining available for
                                 Number of Securities to     Weighted-average exercise       future issuance under
                                be issued upon exercise of      price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
Plan Category                               (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans
approved by security holders                 4,175,000                      $1.314                     2,286,417

Equity compensation plans not
approved by security holders                 1,350,000                      $0.026                         -

------------------------------- ---------------------------- ---------------------------- ----------------------------
         Total                               5,525,000                      $0.999                     2,286,417
=============================== ============================ ============================ ============================



Equity Compensation Plan not Approved by Security Holders


The material features of the plan are:


Option Grant. In October 2001, in connection with their initial employment, WindsorTech, Inc. (New Jersey corporation) granted to Messrs. Cummings, Loppert, Saracino, Sherman and Sheerr and two other employees options to purchase an aggregate of 1,350,000 shares of its common stock at $0.026 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010. The options granted were Non-Qualified Options and immediately vested.


Death. If the option recipient dies, his personal representative and/or beneficiary will have the right (which must be exercised not later than the option expiration date) to exercise the options to the extent they were not exercised at the time of the recipient's death.


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


Withholding The Company or any affiliate that employs the recipient has the right to deduct any sums that federal, state or local tax law requires to be withheld with respect to the exercise of the options or as otherwise may be required by such laws. The Company or any such affiliate may require, as a condition to issuing stock upon the exercise of the options, that the recipient or other person exercising the options pay a sum to cover any such taxes. In the alternative, the recipient or other person exercising the options may elect to pay such sums to the Company or the affiliate by delivering written notice of that election to the Company's corporate headquarters prior to or concurrently with exercise. There is no obligation that the recipient be advised of the existence of the tax or the amount that may be withheld.


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

         These shares were issued to the persons listed below in connection with
(1) the formation of WindsorTech, (2) the Merger, (3) transaction fee in connection with the merger, (4) for services rendered to Delta, (5) in lieu of compensation and, unless otherwise indicated, were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or (6) Private Placement Shares.

                                                               Number of                               Number of Common
Name/Entity/Nature                  Date Issued     Note        Persons           Issued For                     Shares
------------------                  -----------     ----       ----------        ----------            ----------------


Edward L. Cummings                  Oct - 2001        1          1          Capital Contribution              5,000,000
David A. Loppert                    Oct - 2001        1          1          Capital Contribution              5,000,000
Carl C. Saracino                    Oct - 2001        1          1          Capital Contribution              5,000,000
Michael P. Sheerr                   Oct - 2001        1          1          Capital Contribution              5,000,000
Marc Sherman                        Oct - 2001        1          1          Capital Contribution              5,000,000

Edward L. Cummings                  Jan - 2002        2          1          Merger Consideration              1,800,000




                                                               Number of                               Number of Common
Name/Entity/Nature                  Date Issued     Note        Persons           Issued For                     Shares
------------------                  -----------     ----       ----------        ----------            ----------------


David A. Loppert                    Jan - 2002        2          1          Merger Consideration              1,800,000
Carl C. Saracino                    Jan - 2002        2          1          Merger Consideration              1,800,000
Michael P. Sheerr                   Jan - 2002        2          1          Merger Consideration              1,800,000
Marc Sherman                        Jan - 2002        2          1          Merger Consideration              1,800,000

Leonard P. Stone                    Jan - 2002        3          1               Finders Fee                    450,000
William J. Barbera                  Jan - 2002        3          1               Finders Fee                    180,000

Frederic E. Smithline               Jan - 2002        4          1            Services Rendered                 600,000

Brian Cockerham                     Dec - 2002        5          1              Compensation                      5,000
Edward L. Cummings                  Dec - 2002        5          1              Compensation                    500,000
Erik Cummings                       Dec - 2002        5          1              Compensation                     50,000
David Harris                        Dec - 2002        5          1              Compensation                    150,000
Robert Jackson                      Dec - 2002        5          1              Compensation                    150,000
David A. Loppert                    Dec - 2002        5          1              Compensation                    500,000
Eleanor McDonald                    Dec - 2002        5          1              Compensation                      5,000
Wayne Neuls                         Dec - 2002        5          1              Compensation                      5,000
Lou Nuccio                          Dec - 2002        5          1              Compensation                     50,000
Carl C. Saracino                    Dec - 2002        5          1              Compensation                    500,000
Michael P. Sheerr                   Dec - 2002        5          1              Compensation                    500,000
Marc Sherman                        Dec - 2002        5          1              Compensation                    500,000

Stanley Adelman                      July - 03        6          1        Private Placement Shares                5,000
Harvey Albert                        July - 03        6          1        Private Placement Shares               15,000
Mike Belise & Linda A Gary           July - 03        6          2        Private Placement Shares               71,429
Bismark Intervest, Inc.              July - 03        6          1        Private Placement Shares              300,000
Edward L. Cummings                   July - 03        6          1        Private Placement Shares               61,200
John R. Doss                         July - 03        6          1        Private Placement Shares              300,000
Steven Gadon & Barbara Gadon         July - 03        6          2        Private Placement Shares               85,000
Andrew L. Granat                     July - 03        6          1        Private Placement Shares               15,000
Alan J Haber                         July - 03        6          1        Private Placement Shares                3,000
Barry S. Hanburger                   July - 03        6          1        Private Placement Shares                2,500
Bernard & Carol Harris, JT TEN       July - 03        6          2        Private Placement Shares                2,000
WROS
John D. Wright, cust for             July - 03        6          1        Private Placement Shares                1,000
Jonathan Martin Harris, Minor
Rodney D. and Linda L. Johnson,      July - 03        6          1        Private Placement Shares                2,000
JT TEN WROS
Craig G. Langweiler                  July - 03        6          2        Private Placement Shares               10,000
Monte Lang & Lillian M Lang, JT      July - 03        6          2        Private Placement Shares               30,000
TEN WROS
Max & Delayne Loppert, JT TEN        July - 03        6          1        Private Placement Shares               70,000
WROS
Anne E.B. Loppert, Minor, David      July - 03        6          1        Private Placement Shares               43,500
A. Loppert, Custodian
Jeffrey E.B. Loppert, Minor,         July - 03        6          1        Private Placement Shares               43,500
David A. Loppert, Custodian
Martin Miller                        July - 03        6          1        Private Placement Shares                2,857



                                                               Number of                               Number of Common
Name/Entity/Nature                  Date Issued     Note        Persons           Issued For                     Shares
------------------                  -----------     ----       ----------        ----------            ----------------



Robert & Penni Parker, JT TEN        July - 03        6          2        Private Placement Shares               14,300
WROS
RBC Dain Rauscher Custodian,         July - 03        6          1        Private Placement Shares               20,000
FBO Harvey Albert IRA
Lois G. Rosenberg                    July - 03        6          1        Private Placement Shares                  500
Paul Rosen & Wendy Rosen             July - 03        6          2        Private Placement Shares               85,000
Carl Saracino                        July - 03        6          1        Private Placement Shares               15,000
Philip & Lilyan Sherman, JT TEN      July - 03        6          2        Private Placement Shares               20,000
WROS
Michael P. Sheerr                    July - 03        6          1        Private Placement Shares               44,000
Alexandra J. Sherman, Minor,         July - 03        6          1        Private Placement Shares               28,433
Marc Sherman Custodian
Maximilian B. Sherman, Minor,        July - 03        6          1        Private Placement Shares               28,433
Marc Sherman Custodian
Zachary T. Sherman, Minor, Marc      July - 03        6          1        Private Placement Shares               28,434
Sherman Custodian
Jonathan E. Stoll                    July - 03        6          1        Private Placement Shares                2,500
Gail M. Thompson                     July - 03        6          1        Private Placement Shares                1,000
Jack B. Tull Sr.                     July - 03        6          1        Private Placement Shares                3,000
John D. & Dorothy J. Wright, JT      July - 03        6          2        Private Placement Shares                1,000
TEN WROS
Bismark Intervest, Inc.              July - 03        7          1        Private Placement Shares              100,000
Edith Newman Revocable Trust         July - 03        7          1        Private Placement Shares               20,000
Paul Lee Newman Roth IRA             July - 03        7          1        Private Placement Shares               50,000
Paul Lee Newman                      July - 03        7          1        Private Placement Shares               30,000


---------------------------------

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

     6. Represents shares issued in a Confidential Private Placement. The offering closed on July 18, 2003. 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.

     7. Represents shares issued in a Confidential Private Placement. The offering closed on September 2, 2003. The offering was for 20 units at a price of $10,000 per Unit. Each Unit consisted of (i) 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock, exercisable for a period of three years at a price of $1.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the accompanying financial statements and related notes in Item 7 of this report. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Factors Affecting Future Operation Results section later in this Item 6.

OVERVIEW

         We operate in a highly competitive industry, which in turn places pressures on maintaining gross profit margins. Many of our product sales are of large quantities of low value used personal computers, or of component parts that are use in personal computers, such as hard disk drives, CD drives, DVD drives, memory, and system boards, some of which produce lower than average gross profit margins. To overcome those lower margins, we established an Asset Management Group ("AMG") in the 4th quarter of 2002 to provide complete computer asset management services to leasing companies and major corporations that are expected to yield higher than average gross profit margins, as we attract new AMG clients. We had virtually no revenue from AMG clients in 2002 and very low expenses. We incurred direct AMG expenses in the first half of 2003 as we started hiring and training employees. In December 2003, we started generating continuing revenue from our AMG clients and anticipate rapid growth during 2004.





                  [Remainder of page intentionally left blank]

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2003 and 2002.

                                                Year Ended         Year Ended
                                            ------------------------------------

                                                December 31,       December 31,
                                                   2003               2002
                                            ------------------------------------

                                                      %                  %
  Revenue                                           100.0              100.0
  Cost of sales                                      73.4               86.5
                                            ------------------------------------
  Gross profit                                       26.6               13.5
  Selling, general and administrative
      expenses                                       26.6               23.1
  Depreciation and amortization                       1.0                0.3

  Interest expense                                    1.0                0.9
                                            ------------------------------------
  Income (loss) before provision (benefit)           (2.0)             (10.8)
      for income taxes
  Provision (benefit) for income taxes                  --              (1.9)
                                            ------------------------------------
  Net income (loss)                                  (2.0)              (8.9)
                                            ====================================

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002


         Revenue for the year ended December 31, 2003 was $7,484,472 compared to revenue of $6,543,147 for the year ended December 31, 2002, a $941,324 increase, or 14.4%. Revenues increased because we were able to find new sources of product, which made more products available for sale and we increased our sales staff to help increase our market penetration. In December 2003, we started generating continuing revenue from our AMG clients and anticipate rapid growth during 2004.



     Our revenue by geographic segment is as follows:

----------------------         ----------   ----------    ----------   --------    ----------     ----------

Years Ended December 31,           2003          %           2002          %          Change        % Change
United States                  $5,198,400           70%   $4,716,122         72%   $  482,278         10%
Asia                              817,707           11%    1,320,633         20%     (502,926)       (38)%
Europe                            349,715            5%           --          --      349,715        100%
Africa                            703,073            9%      334,016          5%      369,057        111%
United Kingdom                    155,834            2%      118,228          2%       37,606         32%
Canada                            223,458            3%       64,148          1%      159,310        248%
Australia                          24,500           --            --                   24,500        100%
South America                      11,785           --            --                   11,785        100%
----------------------         ----------   ----------    ----------   --------    ----------     ----------
   Total                       $7,484,472          100%   $6,543,147        100%   $  941,325         14%
======================         ==========   ==========    ==========   ========    ==========     ==========




         Gross profit for the year ended December 31, 2003 was $1,992,411 compared to a gross profit of $883,701 for the year ended December 31, 2002, a $1,108,710 increase, or 125.5%. Gross margin was 26.6% for the year ended December 31, 2003 compared to 13.5% for the year ended December 31, 2002. Gross profit increased because of increased revenues and increased gross margins.

         Gross margin for 2003 increased because of our ability to acquire product at more favorable prices and our shift from selling complete systems to selling parts, where the margins are better.

     In 2004, we expect that US corporations will most likely continue to implement the conversions to new operating systems that began in the second half of 2003. This necessitates the replacement of PC computer equipment, resulting in a potential greater source of used computer equipment becoming available for resale. These expectations are supported by recent Gartner Dataquest reports. In February 2004 Gartner reported, "Strong PC market growth outside the United States, coupled with an improving economy has caused us to boost our near-term PC market forecast." Gartner reported PC Unit shipment grew 10.8% in 2003 and projects it will grow 12.8% in 2004. According to a revised report published in December 2003 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2004 are expected to increase by 11.4% to 169.9 million units.

     Selling, general and administrative expenses for the year ended December 31, 2003, were $1,988,091 compared to selling, general and administrative expenses of $1,509,339 for the year ended December 31, 2002, a $478,752 increase, or 31.7%. Selling, general and administrative expense increased as the Company added infrastructure and hired an additional full time sales employee in 2003, a full year of employee benefit programs that were added in 2002, increased directors and officers liability insurance coverage, and annual salary increases.

     Depreciation and amortization for the year ended December 31, 2003, was $71,973 compared to depreciation and amortization of $20,621 for the year ended December 31, 2002, a $51,352 increase, or 249.0%, as a result of one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred throughout 2002.

     Interest expense for the year ended December 31, 2003, was $79,656 compared to interest expense of $59,052 for the year ended December 31, 2002, a $20,604 increase, or 34.9%, commensurate with the increase in the Company's borrowings.

     The Company recognized a deferred tax benefit during 2002 by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized. During 2003, the Company did not recognize a deferred tax benefit as it increased its deferred tax asset valuation allowance.

Geographic Areas


     We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the years ended December 31, 2003 and 2002, export sales comprised approximately 31% and 28% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Liquidity and Capital Resources

     Our current ratios at December 31, 2003 and December 31, 2002 were 1.3 and 0.8, respectively. Working capital at December 31, 2003 was $236,892 compared to a negative ($147,756) at December 31, 2002. Working capital increased primarily from the proceeds received from the issuance of common stock and warrants. This amount was reduced by financing the operations of the company and by the repayment of net amounts due officers for loans and payroll.

     Net cash provided by operating activities for the year ended December 31, 2003 was $185,700 compared to $515,162 of cash used for the year ended December 31, 2002. Cash provided by operating activities for the year ended December 31, 2003 was primarily a result of an increase in accounts payable and accrued expenses, depreciation, and stock warrants issued for services, offset by an increase in accounts receivable and the net loss. Cash used in operations in the period ended December 31, 2002 was primarily from the net loss, an increase in inventory, prepaid expenses and deferred taxes, offset by depreciation and a decrease in accounts receivable, and an increase in accounts payable and accrued expenses, deferred interest and stock issued for services.

         Net cash used in investing activities for the years ended December 31, 2003 and 2002 was $112,358 and $164,024, respectively. For the year ended December 31, 2003, cash was used to purchase equipment, computer software and to apply for the EraseYourHardDrive.com patent. For the year ended December 31, 2002, cash was used to purchase property, equipment, computer software and fund leasehold improvements

         Net cash provided by financing activities for the year ended December 31, 2003 was $142,430 and was provided for by the sale of common stock and warrants and reduced by payments on notes payable and principal reductions on capital lease obligations. Net cash provided by financing activities for the year ended December 31, 2003 was $640,967, and was provided by loans from officers offset by principal payments on capital leases.

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


         In 2004, we expect that US corporations will most likely continue to implement the conversions to new operating systems begun in the second half of 2003, including the replacement of PC computer equipment, resulting in an anticipated greater source of used computer equipment becoming available for resale. In February 2004 Gartner reported, "Strong PC market growth outside the United States, coupled with an improving economy has caused us to boost our near-term PC market forecast." Gartner reported PC Unit shipment grew 10.8% in 2003 and projects it will grow 12.8% in 2004. According to a revised report published in December 2003 by International Data Corporation ("IDC"), a market research firm, and a unit of International Data Group, worldwide new PC shipments in 2004 are expected to increase by 11.4% to 169.9 million units.

         We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenses during 2004.

         We did not have any significant elements of income or loss not arising from continuing operations in 2003 or 2002 and do not expect any in 2004. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows. Off-Balance Sheet Arrangements


The company does not have any off-balance sheet arrangements.

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


Uncertainty Of Future Financial Results

         We are a relatively newly formed business, having commenced operations in October 2001. We have only had three profitable quarters, the quarter ended June 30, 2002, the quarter ended June 30, 2003 and the quarter ended December 31, 2003, since we commenced operations. At December 31, 2003, we had Stockholders' Equity of $174,019. Our future financial results are uncertain. There can be no assurance that we will continue to achieve profitability, and we may incur losses in the foreseeable future. Achieving and sustaining profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.


Fluctuations In Future Quarterly Results

         We have been in business since October 2001 and have only nine quarters of historic quarterly operating results, only three of which have been profitable. Due to the uncertainty of future operating results, we may experience quarterly fluctuations in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders; the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; receipt of volume discounts; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.


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


         We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration


         We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 100 customers throughout the United States and on 5 continents worldwide. For the years ended December 31, 2003, our top ten customers accounted for approximately 51% and 55% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a "related party" for accounting purposes.


         We do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

         For the years ended December 31, 2003 and 2002, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the years ended December 31, 2003 and 2002, export sales comprised 31% and 28% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.


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


         In the past, we purchased a majority of our products from a small number of suppliers. For the year ended December 31, 2002, we purchased approximately 64% of our products from two vendors - 45% from IBM Credit Corporation and 19% from Redemtech, Inc. As we have established our relationships with other vendors, we have reduced our reliance on purchases from IBM and Redemtech. For the year ended December 31, 2003, we purchased approximately 30% of our products from two vendors - 19% from IBM Credit Corporation and 11% from Qualtech International Corp. Products purchased from Redemtech, Inc. amounted to less than 1% of purchases made during 2003. There can be no assurance, however, that any of these vendors will continue to do business with us. The loss of these vendors would significantly impact our ability to offer products for sale.

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

     o privately and publicly owned businesses such as Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

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


No Dividends On Common Stock; Issuance Of Preferred Stock


         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that dividends will be paid in the foreseeable future. We intend to use any earnings, which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.


Lack Of Trading and Liquidity of Our Common Stock


         Our Common Stock is listed on the Over the Counter Bulletin Board ("OTCBB") under the symbol "WSRT.OB". Trading commenced on October 24, 2003 and there has been limited market activity. Prior to October 24, 2003 there was no public market for our Common Stock.


Dependence On Key Individuals


         Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:


Name                                                  Position
------------------------------------ -------------------------------------------
Marc Sherman  ...................... Chairman, President and Chief Executive
                                     Officer, Director
Edward L. Cummings.................. Vice President, CFO, Treasurer, Director
David M. Harris..................... Vice President, Information Technology
                                     and Systems

Control By Principal Stockholders


         As a result of the completion of the Merger, Edward L. Cummings,  David
A. Loppert, Carl C. Saracino, Michael P. Sheerr and Marc Sherman, who are all executive officers of the Company (except for Mr. Loppert who was removed as an officer on February 19, 2004), beneficially own approximately 75% of our outstanding Common Stock. Messrs. Cummings, Loppert, Saracino, Sheerr and Sherman, collectively have effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.


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


         The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited "DOA Warranty" in connection with some of our product sales. DOA means "Dead On Arrival" and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer's option. Based on an internal study by management, we determined that less that 5% of the Company's sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences for the years ended December 31, 2003 and 2002. Therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.


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

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003, which had no impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these financial statements. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

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

         In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003, which had no impact on the Company's financial position or results of operations.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes that the adoption of this standard will have no impact on its financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS


         Our financial statements included in this Annual Report on Form 10-KSB are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


ITEM 8A. CONTROLS AND PROCEDURES


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


         As of December 31, 2003, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation


Part III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


AS of March 25, 2004, Our Directors and Executive Officers are:

Name                              Age               Position
--------------------------------- ---- -----------------------------------------
Marc Sherman                      40   Chairman, President and Chief Executive
                                       Officer, Director
R. Keith Elliott................  60   Director
Seth A. Grossman................  38   Director
Edward L. Cummings..............  55   Vice President, Chief Financial
                                       Officer, Treasurer
Carl C. Saracino................  34   Vice President, Operations
Michael P. Sheerr...............  47   Vice President, Sales
Robert D. Jackson...............  37   Vice President, Investor Relations
David Harris  ..................  41   Vice President, Information Technology
                                       and Systems

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


         Marc Sherman founded WindsorTech, Inc. in August 2001 and has served as Chairman, President and Chief Executive Officer since then. His term of office expires at the 2004 annual meeting and he has indicated he is available for reelection. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr.

         R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy. His term of office expires at the 2004 annual meeting and he has indicated he is available for reelection. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. He had been elected chairman and chief executive officer of Hercules, Inc. in 1997. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Hercules, Inc. is a multi-national specialty chemical manufacturer serving the paper, water, construction, pharmaceutical, food, consumer non-durable and adhesive markets and industries. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Sithe Energies Company, which develops peaking power plants based on gas, oil and coal fuels,

Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, Computer Task Group, an information technology staffing and solutions company, and the Institute for Defense Analyses, a federally funded research and development company. He also serves as a member of the National Advisory Board for the University of South Carolina. Mr. Elliott serves as Chairman of the Audit Committee and is a member of the Compensation Committee of the Board of Directors. The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors. The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder.



         Seth A. Grossman joined the Board of Directors in November 2003. His term of office expires at the 2004 annual meeting and he has indicated that he is available for reelection. Mr. Grossman is the Executive Vice President and Chief Strategic Officer of Paxson Communications Corporation (AMEX:PAX). He joined Paxson Communications in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer. Prior to his tenure at Paxson, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring. Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration. He currently sits on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern. Mr. Grossman sits on the Audit and Compensation Committees of the Board of Directors of the Company.


         Edward L. Cummings co-founded WindsorTech and has served as its Vice President, Chief Financial Officer and Treasurer since inception. Mr. Cummings joined the Board of Directors of the Company in February 2004 to fill vacancy. He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.


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


         David M. Harris joined WindsorTech in May 2002 as Vice President, Information Technology and Systems. Mr. Harris is responsible for the development, implementation and maintenance of the Company's information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.


         None of the Directors or Executive Officers of the Company:

     o have filed a bankruptcy petition or served as a general partner or an executive officer of any entity that has filed or had filed against it a bankruptcy petition;

     o have been convicted in a criminal proceeding or is the subject of a pending criminal proceeding;

     o    are  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred or suspended or otherwise limited in their involvement in any type of business, securities or banking activities; or

     o have been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.


Code of Ethics for Staff Members and Directors

The Company has adopted a Code of Ethics for Staff Members and Directors, which applies to all employees, including our Chief Executive and Chief Financial Officers. The Code is available on the "Investor Relations" portion of our web site at www.windsortechinc.com.


Compliance with Section 16(a) of the Exchange Act


         The following directors, officers and beneficial owners of more that 10% of the common stock of the company failed to timely file Form 4 as required:

         Marc Sherman failed to file Form 4 upon acquiring 1,000,000 options. He has since filed such report.

         Edward L. Cummings failed to file Form 4 upon acquiring 250,000 options. He has since filed such a report.

         Carl C. Saracino failed to file Form 4 upon acquiring 150,000 options. He has since filed such a report.

         Michael P. Sheerr failed to file Form 4 upon acquiring 150,000 options. He has since filed such a report.

         R. Keith Elliott failed to file Form 4 upon acquiring 100,000 options. He has since filed such a report.

         Seth A. Grossman failed to file Form 4 upon acquiring 225,000 options. He has since filed such a report.

ITEM 10. EXECUTIVE COMPENSATION


         The following table sets forth certain summary information concerning the total remuneration paid in 2003 and 2002 to the Company's Chief Executive Officer and its four other most highly compensated executive officers.


                                             Summary Compensation Table
                                             --------------------------
                                                                               Long-Term Compensation
                                                                           --------------------------------
                                            Annual Compensation                   Awards          Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Securities                 All
                                                                                                Underlying                 Other
                                                                  Other Annual      Restricted    Options/     LTIP     Compensation
     Name and Principal                                           Compensation        Stock       SAR's      Payouts
       Position (1)           Year    Salary ($)    Bonus($)(2)        ($)            Awards ($)   (#)          (#)          (#)
------------------------------------------------------------------------------------------------------------------------------------

Marc Sherman                  2003    $ 163,384            -       $ 6,000              -      1,000,000     $   -          $  -
   Chairman, CEO and          2002    $ 100,000     $ 13,000       $ 2,500              -        125,000     $   -          $  -
   President

Edward L. Cummings            2003    $ 120,115            -       $ 6,000              -        250,000     $   -          $  -
   Vice President,
Treasurer                     2002    $ 100,000     $ 13,000       $ 2,500              -        100,000     $   -          $  -
   and CFO

David A. Loppert(3)           2003    $ 143,192            -       $ 6,000              -        500,000     $   -          $  -
   Director, Vice
President,                    2002    $ 100,000     $ 13,000       $ 2,500              -        125,000     $   -          $  -
   Secretary

Carl C. Saracino              2003    $ 120,115            -       $ 6,000              -        150,000     $   -          $  -
   Vice President,            2002    $ 100,000     $ 13,000       $ 2,500              -        100,000     $   -          $  -

Michael P. Sheerr             2003    $ 120,115            -       $ 6,000              -        150,000     $   -          $  -
   Vice President             2002    $ 100,000     $ 13,000       $ 2,500              -        100,000     $   -          $  -


----------------------------

     (1). See "Employment Contracts" below for agreements entered into with executive officers on October 1, 2001.

          (1) (2). The bonuses were satisfied by the issuance of 500,000 shares of restricted stock to each of the named executive officers. The shares were valued at $0.026 per share.

          (3) On February 19,2004, by Action of Consent of Majority Shareholders, David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.

Option Grants in Last Fiscal Year

         The following table contains information concerning the grant of Stock Options to the named executive officers during 2003:



                                                  Individual Grants
                       --------------------------------------------------------------------------------------------
        Name               Number of
                           Securities         % of Total
                           Underlying       Options Granted                                        Grant Date
                        Options Granted      Employees in    Exercise Price                        Present Value ($)
                            (#) (1)             2002             ($/Sh)     Expiration Date           (1)
---------------------- ------------------------------------------------------------------------ -------------------
Marc Sherman              1,000,000             33.7%            $ 2.00          Dec -14          $1,710,000
Edward L. Cummings          250,000              8.4%            $ 2.00          Dec -14          $  427,500
David A. Loppert            500,000             16.9%            $ 2.00          Dec -14          $  855,000
Carl C. Saracino            150,000              5.1%            $ 2.00          Dec -14          $  256,500
Michael P. Sheerr           150,000              5.1%            $ 2.00          Dec -14          $  256,500


----------------------
(1) Based on the grant date present value of $1.71 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 127.4%; risk-free interest rate of 3.16%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values


         The following  table sets forth  information  with respect to the named
executive   officers   concerning  the  exercise  of  options  during  2003  and
unexercised options held on December 31, 2003:



                             Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                     Options at Year End 2003    In-The-Money Options at Year
                              Exercised in 2003                 (#)                      End 2003 ($)
                       ---------------------------- ------------------------------------------------------------
         Name          Shares
                    Acquired Upon    Value
                    Exercise (#)    Realized ($)      Exercisable  Unexercisable  Exercisable    Unexercisable
--------------------------------------------------- ------------------------------------------------------------
Marc Sherman             -              $--            375,000     1,000,000      1,509,000       2,050,000

Edward L. Cummings       -              $--            350,000       250,000      1,408,400         512,500

David A. Loppert         -              $--            375,000       500,000      1,509,000       1,025,000

Carl C. Saracino         -              $--            350,000       150,000      1,408,400         307,500

Michael P. Sheerr        -              $--            350,000       150,000      1,408,400         307,500




Compensation Pursuant to Plans


         Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors


         Beginning in the first quarter of 2002, the non-employee director compensation was changed from receiving no compensation to fixed quarterly fees in the amount of $1,500 per non-employee director. Such fee may be paid in cash or in shares of the Company's Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted, on the date they become directors, an initial non-qualified stock option to purchase 125,000 shares of Common Stock, $.01 par value, at the closing price of the Company's Common Stock, expiring ten years from the grant date. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.


Compensation Committee Interlocks and Insider Participation


         None.


Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         The Company entered into employment and non-compete agreements with the following named executive officers on October 1, 2001.


Name                  Length              Commencing       Base Compensation
--------------------------------------------------------------------------------
Marc Sherman           1 Year(1)      October 1, 2001           $  100,000  (2)
                                                                            (3)
Edward L. Cummings     1 Year(1)      October 1, 2001           $  100,000  (2)
                                                                            (4)
David A. Loppert(6)    1 Year(1)      October 1, 2001           $  100,000  (2)
                                                                            (5)
Carl C. Saracino       1 Year(1)      October 1, 2001           $  100,000  (2)
                                                                            (4)
Michael P. Sheerr      1 Year(1)      October 1, 2001           $  100,000  (2)
                                                                            (4)
------------------------------------------

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

(3)  $200,000 per annum, effective June 1, 2003.

(4)  $125,000 per annum, effective June 1, 2003.

(5)  $165,000 per annum, effective June 1, 2003.

(6) The Company has notified Mr. Loppert that it does not intend to renew his employment contract.

Key provisions of Employment and Non-Compete Agreements

Compensation. In addition to the base compensation of each named executive listed above, each named executive is entitled to receive such bonuses, incentive compensation, and other compensation, if any, as the Company's board of directors or the compensation committee thereof, or other designated committee shall award such executive from time to time whether in cash, Company stock, stock options, other stock based compensation, other form of remuneration, or any combination of the foregoing.


Option Grant. Each executive was granted an option to acquire 250,000 shares of the Company's common stock at $0.26 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010.


Change of Control. In the event of a change in control of the Company, all options granted to the executives will immediately vest, to the extent not already vested, and will become exercisable in accordance with the plan or terms and conditions under which they were granted. If, after the announcement of a change in control, an executive is terminated by the Company other than for cause, then the executive's base compensation will be increased to three times the current base compensation and such amount shall be payable in a lump sum to the executive in US dollars within 30 days of the date of termination of employment.


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


Vesting of Options. In the event of termination of the executive's employment for any reason other than termination by the Company due to his material default, as described in the employment contract, all stock options granted to him by the Company (or any subsidiary or affiliate) whether granted under and pursuant to a plan or otherwise, will become immediately exercisable to the extent not already exercisable and will remain exercisable until their expiration date.


Non-Compete Provisions. During the employment term and for a period of one year after termination of employment, if such termination is either voluntarily by the executive, or for cause by the Company, the executive shall not engage, directly or indirectly, either on his own behalf or on behalf of any other person, firm, corporation or other entity, in any business competitive with the business of the Company, in any geographic area in which the Company is conducting business during such executive's employment term or at the time of termination of executive's employment, or own more than 5% of any such firm, corporation or other entity. In addition, the executive must furnish the Company with such information, as the Company shall from time to time request in order to determine that executive is in compliance with his non-compete agreement.


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS


Ownership of Equity Securities in the Company


         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2003:



-------------------- ------------------------------------------- -------------------------- --------------------------
                                                                    Amount and Nature of
 Title of Class        Name and Address of Beneficial Owner         Beneficial Owner(1)         Percent of Class
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Edward L. Cummings                                      2,711,200                     16.7%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               R. Keith Elliott                                          125,000                      *
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Seth A. Grossman                                          125,000                      *
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               David A. Loppert (2)                                    2,762,000                     17.0%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Carl C. Saracino                                        2,665,000                     16.4%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Michael P. Sheerr                                       2,694,000                     16.6%
                     c/o 70 Lake Drive
                     Hightstown, NJ
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Marc Sherman (3)                                        2,760,300                     17.0%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               All Directors and Executive  Officers as a             14,392,500                     88.5%
                     Group (9 Persons)
-------------------- ------------------------------------------- -------------------------- --------------------------




*    The amount shown is less than 1% of the outstanding shares of common stock.


1. This table includes presently exercisable stock options. The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings - 350,000; R. Keith Elliott - 125,000; Seth A. Grossman - 125,000; David A. Loppert - 375,000; Carl C. Saracino - 350,000; Michael P. Sheerr - 350,000; Marc Sherman - 375,000; and all directors and executive officers as a group (9 persons) - 2,300,000. The following directors and executive officers hold the number of unexercisable options set forth following their respective names: Edward
     L. Cummings - 250,000; R. Keith Elliott - 100,000; Seth A. Grossman - 100,000; David A. Loppert - 500,000; Carl C. Saracino - 150,000; Michael P. Sheerr - 150,000; Marc Sherman - 1,000,000; and all directors and executive officers as a group (9 persons) - 2,550,000.

2. Includes 87,000 shares beneficially owned by Mr. Loppert's children for whom Mr. Loppert has sole voting and dispositive power.

3. Includes 85,300 shares beneficially owned by Mr. Sherman's children for whom Mr. Sherman has sole voting and dispositive power.

         As of March 25, 2004, there are no persons known to the Company other than the directors and executive officers shown in the preceding table to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

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


         B. On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders in order to provide the Company with working capital. The agreement was amended on September 30, 2002 and on February 28, 2003 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The Company has repaid $10,000 on each loan. The balance remaining is as follows:

                             Amount of
    Name                        Loan           Maturity        Interest Rate
    ---------------------  --------------  -----------------  ---------------
    Marc Sherman              $100,000      January 31, 2005         12%
    Edward L. Cummings        $100,000      January 31, 2005         12%
    David A. Loppert          $100,000      January 31, 2005         12%
    Carl C. Saracino          $100,000      January 31, 2005         12%
    Michael P. Sheerr         $100,000      January 31, 2005         12%


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


         At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. For example, if each stockholder elects to receive all of his loan repayment in common stock, and if, for illustrative purposes only, the value of each share of common stock is $.01 at maturity, the Company will be required to issue 55,000,000 shares of its common stock. In this scenario, the Company will be required to obtain shareholder approval to increase its authorized share capital so that there will be sufficient shares available for issuance. If the Company's common stock is publicly traded at the time of maturity, the current "market value" will be based on the average of the closing price for the ten business days preceding the maturity date. If the Company's common stock is not publicly traded, the method of valuation will be selected by the professional valuation service.


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


         C. In October 2002, the Company executed Company Variable Amount Promissory Notes, each in the amount of $125,000 in favor of each of Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman, each an executive officer and principal stockholder of the Company, in consideration for each executive extending to the Company a revolving line of credit of up to $125,000. The amounts outstanding are due on demand and bear interest at the rate of 12% per annum. Interest payments are paid monthly in arrears. As of December 31, 2003, $7,192 was due under these notes. As of December 31, 2002, $341,020 was due under these notes.


Sales to Related Party


         The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, and Michael Sheerr, Vice President, both of who are principal stockholders of the Company. Keystone Memory Group is owned by Michael P. Sheerr and his wife. Mrs. Sheerr is Marc Sherman's sister. Neither Mr. Sherman nor Mr. Sheerr has any business experience with Keystone.


         The Company also had sales to Micro Memory Bank, a customer related to Michael Sheerr, Vice President, who is a principal stockholder of the Company. Micro Memory Bank is owned by Michael Sheerr's brother. Mr. Sheerr does not have any business experience with Micro Memory Bank.


         Sales to Keystone amounted to approximately $938,000 and $1,160,000 for the years ended December 31, 2003 and 2002, respectively. Accounts receivable from Keystone amounted to $37,173 and $3,261 at December 31, 2003 and 2002, respectively.


         Sales to Micro Memory Bank amounted to approximately $20,000 and $3,000 for the years ended December 31, 2003 and 2002, respectively. There was no amount due from Micro Memory Bank at December 31, 2003 or December 31, 2002.


         Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices. The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM, or "Random Access Memory," modules.


         Micro Memory Bank manufactures and sells memory modules for workstations, servers and personal computers. We sell personal computer memory modules to Micro Memory Bank in bona fide arms-length negotiated transactions at competitive fair market prices. The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM or "Random Access Memory" modules.

Shares issued to Principal Stockholders/Executive Officers



                                                                                    Number of
Principal Stockholder/                                                                Common
Executive Officer            Date Issued     Note            Issued For               Shares
-----------------            -----------     ----            ----------               ------
Edward L. Cummings            Oct - 2001       A        Capital Contribution        5,000,000
                              Jan - 2002       B        Merger Consideration        1,800,000
                              Dec - 2002       C            Compensation              500,000

David A. Loppert              Oct - 2001       A        Capital Contribution        5,000,000
                              Jan - 2002       B        Merger Consideration        1,800,000
                              Dec - 2002       C            Compensation              500,000





Carl C. Saracino              Oct - 2001       A        Capital Contribution        5,000,000
                              Jan - 2002       B        Merger Consideration        1,800,000
                              Dec - 2002       C            Compensation              500,000


Michael P. Sheerr             Oct - 2001       A        Capital Contribution        5,000,000
                              Jan - 2002       B        Merger Consideration        1,800,000
                              Dec - 2002       C            Compensation              500,000


Marc Sherman                  Oct - 2001       A        Capital Contribution        5,000,000
                              Jan - 2002       B        Merger Consideration        1,800,000
                              Dec - 2002       C            Compensation              500,000



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

         C. In December 2002, the Compensation Committee of the Board of Directors awarded each executive officer a $13,000 bonus, payable in shares of the Company's restricted common stock. Each executive officer received 500,000 restricted shares of common stock valued at $0.026 per share.


ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS


Exhibits
           See List of Exhibits filed as part of this Report on Form 10-KSB.

Reports on Form 8-K

            Form 8K filed on February 20, 2004, incorporated by reference

The financial statements listed below appear immediately after page 42.

Independent Auditors' Report                                               F-1
Financial Statements
         Balance Sheet                                                     F-2

         Statement Of Operations                                           F-3
         Statement Of Stockholders' Equity (Deficit)                       F-4
         Statement Of Cash Flows                                           F-5
         Notes To Financial Statements                              F-6 - F-22



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES



During 2003 and 2002, we paid the following fees, including out of pocket expense reimbursements, to Rubin, Brown, Gornstein & Co. LLP:



                                               2003                2002
                                            --------             --------
       Audit Fees                           $ 55,265            $ 42,060

       Audit-Related Fees (1)                  7,000               4,600

       Tax Fees (2)                            6,200               6,200

       All Other Fees (3)                     20,600                 ---

       Total                                $ 89,065            $ 52,860


     (1)  Audited-related   fees  include   consultation   concerning  financial
          accounting and reporting standards, and work performed in connection with registration statements filed with the SEC.

     (2) Tax Fees include tax planning and compliance for federal and state income taxes.

     (3) All Other Fees represents a manufacturing process review conducted in 2003.

WindsorTech, Inc.'s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. WindsorTech, Inc.'s Audit Committee has received the written disclosure and the letter from Rubin, Brown, Gornstein & Co. LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Rubin, Brown, Gornstein & Co. LLP their independence.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WINDSORTECH, INC.
                                                     (Registrant)

Dated:   March 25, 2004                       By:    /s/ MARC SHERMAN
                                                    -------------------------
                                                     Marc Sherman
                                                     Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
           /s/ MARC SHERMAN                  Chairman of the Board, Chief                  March 25, 2004
---------------------------------------     Executive Officer and President
            (Marc Sherman)

        /s/ EDWARD L. CUMMINGS            Vice President, Treasurer and Chief              March 25, 2004
---------------------------------------      Financial Officer (Principal
          Edward L. Cummings                Financial Officer and Principal
                                                  Accounting Officer)

         /s/ SETH A. GROSSMAN                          Director                            March 25, 2004
---------------------------------------
           Seth A. Grossman

         /s/ R. KEITH ELLIOTT                          Director                            March 25, 2004
---------------------------------------
           R. Keith Elliott



LIST OF EXHIBITS

Exhibit Number   Description
---------------- ---------------------------------------------------------------

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

         10.10    Amendment to Loan Agreement by and among Marc Sherman,  Edward
                  L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of September 30, 2002 (Incorporated herein reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 11, 2002 (Commission file number 000-07539)).

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

Contents
--------------------------------------------------------------------------------

                                                                            Page

Independent Auditors' Report.................................................F-1


Financial Statements

    Balance Sheet............................................................F-2

    Statement Of Operations..................................................F-3

    Statement Of Stockholders' Equity (Deficit)..............................F-4

    Statement Of Cash Flows..................................................F-5

    Notes To Financial Statements.....................................F-6 - F-22

                          Independent Auditors' Report


Board of Directors and Stockholders
Windsortech, Inc.
Hightstown, New Jersey


We have audited the accompanying balance sheets of Windsortech, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsortech, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
January 23, 2004

                                            Windsortech, Inc.
---------------------------------------------------------------------------------------------------------
                                              BALANCE SHEET


                                                Assets

                                                                                   December 31,
                                                                       -------------------------------
                                                                              2003                2002
                                                                       -------------------------------
Current Assets
  Cash and cash equivalents                                            $   270,155         $    54,383
  Accounts receivable, net of allowance of $20,000
    and $10,000 in 2003 and 2002, respectively                             223,326              21,736
  Accounts receivable - related party                                       37,173               3,261
  Inventories                                                              358,380             427,140
  Prepaid income taxes                                                          --              72,000
  Prepaid expenses                                                          46,906              22,049
  Deferred income taxes                                                     14,528              44,948
--------------------------------------------------------------------------------------------------------
      Total Current Assets                                                 950,468             645,517

Property And Equipment, Net                                                263,187             246,816

Deferred Income Taxes                                                      112,492              82,072

Other Assets                                                                64,851              39,587
--------------------------------------------------------------------------------------------------------

                                                                       $ 1,390,998         $ 1,013,992
========================================================================================================

                 Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
  Current maturities of capital lease obligations                      $     7,555         $     9,709
  Accounts payable                                                         268,958             252,358
  Accrued expenses                                                         152,796             122,186
  Accrued payroll - principal stockholders                                 277,075              60,000
  Notes payable - principal stockholders, current portion                    7,192             349,020
--------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                            713,576             793,273

Notes Payable - Principal Stockholders                                     500,000             500,000

Capital Lease Obligations                                                    3,403              10,988
--------------------------------------------------------------------------------------------------------

      Total Liabilities                                                  1,216,979           1,304,261
--------------------------------------------------------------------------------------------------------

Commitments And Contingencies (Note 11)

Stockholders' Equity (Deficit)
  Preferred shares: authorized 5,000,000 in 2003
    and 2002, $0.01 par value, none issued                                      --                  --
  Common shares: authorized 35,000,000 in 2003 and 2002,
    $0.01 par value; 16,468,754 shares issued and outstanding
    in 2003 and 14,914,168 issued and outstanding in 2002                  164,688             149,142
  Common stock warrants                                                    116,000                  --
  Additional paid-in capital                                               658,599             176,648
  Retained earnings (deficit)                                             (765,268)           (616,059)
--------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity (Deficit)                                 174,019            (290,269)
--------------------------------------------------------------------------------------------------------

                                                                       $ 1,390,998         $ 1,013,992
========================================================================================================


See the accompanying notes to financial statements.Page F-2


                                    Windsortech, Inc.
-----------------------------------------------------------------------------------------
                                 STATEMENT OF OPERATIONS


                                                                  For The Years
                                                                 Ended December 31,
                                                   -------------------------------------
                                                             2003                 2002
-----------------------------------------------------------------------------------------

Revenue                                              $  7,484,472         $  6,543,147

Cost Of Sales                                           5,492,061            5,659,446
-----------------------------------------------------------------------------------------

Gross Profit                                            1,992,411              883,701

Selling, General And Administrative Expenses            1,988,091            1,509,339

Depreciation And Amortization                              71,973               20,621

Interest Expense                                           79,656               59,052
-----------------------------------------------------------------------------------------

Loss Before Income Taxes                                 (147,309)            (705,311)

Provision (Benefit) For Income Taxes                        1,900             (126,620)
-----------------------------------------------------------------------------------------

Net Loss                                             $   (149,209)        $   (578,691)
=========================================================================================

Net Loss Per Common Share - Basic and Diluted        $     (0.010)        $     (0.049)
=========================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                      15,661,593           11,757,159
=========================================================================================


See the accompanying notes to financial statements.Page F-3


                                                          Windsortech, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           For The Years Ended December 31, 2003 And 2002


                                                                                                                              Total
                                                             Common Stock           Common    Additional    Retained  Stockholders'
                                                    --------------------------       Stock       Paid-In    Earnings         Equity
                                                         Shares       Amount      Warrants       Capital    (Deficit)     (Deficit)
                                                    -------------------------------------------------------------------------------

Balance - January 1, 2002                             9,000,000    $  90,000    $      --    $ 160,000    $  (37,368)    $  212,632

Merger Consideration - Delta States Oil, Inc. (1)     2,999,168       29,992           --      (29,992)           --             --

Shares Issued For Compensation                        2,915,000       29,150           --       46,640            --         75,790

Net Loss                                                     --           --           --           --      (578,691)      (578,691)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                          14,914,168      149,142           --      176,648      (616,059)      (290,269)

Common Stock Issued                                   1,554,586       15,546           --      481,951            --        497,497

Common Stock Warrants Issued                                 --           --      116,000           --            --        116,000

Net Loss                                                     --           --           --           --      (149,209)      (149,209)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003                          16,468,754    $ 164,688    $ 116,000    $ 658,599    $ (765,268)    $  174,019
====================================================================================================================================


(1) Delta States Oil, Inc. shares outstanding or issued in connection with the Merger.

--------------------------------------------------------------------------------

See the accompanying notes to financial statements. Page F-4

                                            Windsortech, Inc.
--------------------------------------------------------------------------------------------------------
                                         STATEMENT OF CASH FLOWS


                                                                                  For The Years
                                                                               Ended December 31,
                                                                        --------------------------------
                                                                              2003              2002
                                                                        --------------------------------
Cash Flows From Operating Activities
  Net loss                                                               $(149,209)        $(578,691)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                         71,973            20,621
      Deferred interest on notes payable - principal stockholders               --            45,721
      Deferred income taxes                                                     --          (127,020)
      Common stock issued for services                                          --            75,790
      Stock warrants issued for services                                    60,000                --
      Change in assets and liabilities:
        Accounts receivable                                               (235,502)           98,936
        Inventories                                                         68,760          (149,232)
        Prepaid expenses and other current assets                           47,143           (77,186)
        Other assets                                                        (1,250)             (300)
        Accounts payable and accrued expenses                              323,785           176,199
--------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                        185,700          (515,162)
--------------------------------------------------------------------------------------------------------

Cash Flows Used In Investing Activities
  Payments for patent                                                      (24,216)               --
  Payments for property and equipment                                      (88,142)         (164,024)
--------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                     (112,358)         (164,024)
--------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from the issuance of common stock and warrants                  493,997                --
  Net proceeds (repayments) from notes
    payable - principal stockholders                                      (341,828)          647,299
  Payments on capital lease obligations                                     (9,739)           (6,332)
--------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                  142,430           640,967
--------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                       215,772           (38,219)

Cash And Cash Equivalents - Beginning Of Period                             54,383            92,602
--------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                $ 270,155         $  54,383
========================================================================================================

Supplemental Disclosure Of Cash Flow Information
  Income taxes paid (refunds received)                                   $ (70,800)        $  72,400
  Interest paid                                                            114,980            13,331
--------------------------------------------------------------------------------------------------------
Noncash investing and financing activities (Note 13)
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

See the accompanying notes to financial statements. Page F-5

                                Windsortech, Inc.
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 And 2002



1.   Summary Of Significant Accounting Policies

Business Organization
     Windsortech, Inc. (the Company), was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. The Company operates out of a 38,000 square foot facility in New Jersey and has satellite sales and business development offices in Florida. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. (Delta), a publicly owned corporation incorporated in Delaware on November 17, 1967. Concurrent with the Merger, Delta changed its name to Windsortech, Inc.

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

     Toward the end of 2002, the Company established an asset management group
     (AMG) to provide complete computer asset management and recovery services to entities wishing to dispose of, upgrade or recycle their existing technological assets. Revenues and costs relating to the AMG were not material for the years ended December 31, 2003 and 2002.


--------------------------------------------------------------------------------
                                    Page F-6

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

Revenue Recognition
     For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, writtten or phone commitment has been received or a contract has been executed, there generally are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At December 31, 2003 and 2002, a warranty reserve was not considered necessary.

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

--------------------------------------------------------------------------------
                                    Page F-7

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

     Property, equipment, computer software and leasehold improvements are depreciated or amortized using the straight-line method over two to five-year periods.

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

Deposits
     Deposits principally consist of the lease deposit for the Company's New Jersey facility. This deposit is refundable at the expiration of the lease. Since the lease term extends beyond twelve months, the deposit is classified as a long-term asset in other assets on the balance sheet.

Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense amounted to $14,784 in 2003 and $882 in 2002.

--------------------------------------------------------------------------------
                                    Page F-8

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


Income Taxes
     At the commencement of its operations, the Company elected S Corporation status under provisions of the Internal Revenue Code. Through January 30, 2002, the effective date of the Merger with Delta, the Company was not liable for federal income taxes, but rather the stockholders included their distributive share of the taxable income or loss of the Company on their 2002 personal income tax returns. As of January 31, 2002, and as a result of the Merger, the Company reverted to C Corporation status under the Internal Revenue Code. As a result, the Company applies the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. No significant deferred tax assets or liabilities existed at the date of conversion to C Corporation status.

Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed on the basis of the weighted average number of common share outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. Dilutive securities were not calculated for the year ended December 31, 2002, because the Company's common stock did not have a public market at that time.

     The following table presents the computation of basic and diluted net loss per share:

                                                                                2003                2002
                                                                       ---------------------------------------
     Basic and diluted net loss per share:
         Net loss                                                          $    (149,209)      $    (578,691)
     =========================================================================================================
     Determination of basic and diluted shares:
         Weighted average shares outstanding                                  15,661,593          11,757,159
         Effect of dilutive securities:
              Stock options                                                                        --
              Warrants                                                                             --
     ---------------------------------------------------------------------------------------------------------

     Basic and diluted weighted average shares outstanding                    15,661,593          11,757,159
     =========================================================================================================

     Basic and diluted net loss per share                                  $      (0.010)             (0.049)
     =========================================================================================================

     In 2003, the Company excluded 420,869 weighted average common share equivalents related to stock options and 106,775 weighted average common share equivalents related to stock warrants because their effect would have been anti-dilutive.

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


Stock-Based Compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (Note 7). Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss would have increased. The pro forma amounts are indicated below:

                                                                  2003                2002
                                                       -----------------------------------------

Net loss, as reported                                         $ (149,209)         $ (578,691)
Add: stock-based employee compensation
    expense included in reported net loss,
    net of related tax effects                                                        60,790
Deduct: total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax effects                      (379,426)            (64,194)
------------------------------------------------------------------------------------------------

Pro forma net loss                                            $ (528,635)         $ (582,095)
================================================================================================

Earnings (loss) per share:
Basic and diluted - as reported                               $   (0.010)         $   (0.049)
================================================================================================

Basis and diluted - pro forma                                 $   (0.034)         $   (0.050)
================================================================================================


     The weighted average per share fair value of the options granted was $1.58 and $0.005 for the years ended December 31, 2003 and 2002, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

--------------------------------------------------------------------------------
                                   Page F-10

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


                                                                 2003                 2002
                                                  -----------------------------------------

                Risk-free interest rates                        3.15%                 4.5%
                Expected option lives                         5 years              5 years
                Expected volatilities                            117%                   0%
                Expected dividend yields                           0%                   0%

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003, which had no impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these financial statements. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

--------------------------------------------------------------------------------
                                   Page F-11

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

     In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003, which had no impact on the Company's financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes that the adoption of this standard will have no impact on its financial position or results of operations.

--------------------------------------------------------------------------------
                                   Page F-12

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



2.   Inventories

                                                                      2003               2002
                                                         ---------------------------------------
Finished goods                                                   $ 276,794          $ 263,660
Inventory in transit                                                96,586            183,480
Allowance for excess and obsolescence                              (15,000)           (20,000)
------------------------------------------------------------------------------------------------

                                                                 $ 358,380          $ 427,140
================================================================================================


3.   Property And Equipment

                                                                     2003               2002
                                                        ---------------------------------------

Furniture and fixtures                                         $   15,759          $  14,037
Equipment                                                         161,495             45,093
Leasehold improvements                                              7,427              7,427
Computer equipment and software                                   157,237             86,495
-----------------------------------------------------------------------------------------------
                                                                  341,918            153,052
Less:  Accumulated depreciation                                   (93,326)           (21,555)
-----------------------------------------------------------------------------------------------
                                                                  248,592            131,497
Construction in progress                                           14,595            115,319
-----------------------------------------------------------------------------------------------

                                                                $ 263,187          $ 246,816
===============================================================================================

     At December 31, 2003 and 2002, equipment includes assets acquired under capital lease obligations in the amount of $32,135. Related accumulated depreciation amounted to $11,291 and $4,864 at December 31, 2003 and 2002, respectively. Amortization expense of these capital leased assets is included in depreciation expense.

     Depreciation and amortization charged against income for all property and equipment amounted to $71,771 and $20,621 for the years ended December 31, 2003 and 2002, respectively.


4.   Other Assets

                                                             2003                2002
                                                       --------------------------------------

Deposits                                                  $ 40,837            $ 39,587
Patent, net of amortization of $202 in 2003                 24,014
---------------------------------------------------------------------------------------------

                                                          $ 64,851            $ 39,587
=============================================================================================

     The patent is being amortized over a 20-year life. Patent amortization expense in 2003 amounted to $202. Expected amortization expense in each of the next 5 years is approximately $1,211 per year.

--------------------------------------------------------------------------------
                                   Page F-13

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5.   Capital Leases

     The Company leases certain equipment under non-cancelable capital leases. The assets acquired under these leases have been capitalized and the related obligations are included as capital lease obligations in the financial statements. The remaining future minimum lease payments at December 31, 2003 are due as follows:

             Year                                                       Amount
             ------------------------------------------------------------------

             2004                                                      $ 8,123
             2005                                                        3,477
             ------------------------------------------------------------------
             Total future minimum lease payments                       $11,600
             Less:  Amount representing interest                           640
             ------------------------------------------------------------------
             Present value of future minimum lease payments             10,960
             Less:  Current portion                                      7,555
             ------------------------------------------------------------------

                                                                       $ 3,405
             ==================================================================


6.   Notes Payable - Principal Stockholders

                                                                       2003               2002
                                                         ---------------------------------------

Notes payable, secured by substantially all of the
Company's assets, with interest only payments at 12%
payable monthly in arrears, with all principal and
accrued interest due and payable on January 31, 2005              $ 500,000          $ 508,000

Revolving lines of credit, secured by substantially all
of the Company's assets, due on demand, bearing
interest at 12% per annum                                             7,192            341,020
------------------------------------------------------------------------------------------------
                                                                    507,192            849,020
Less current maturities                                               7,192            349,020
------------------------------------------------------------------------------------------------

                                                                  $ 500,000          $ 500,000
================================================================================================

     On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. This agreement, as amended, provides for each principal stockholder to loan the Company $110,000 (for an aggregate of $550,000). The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short-term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, and at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's common stock, with such common stock valued at the current "market value" determined by a professional valuation service.

--------------------------------------------------------------------------------
                                   Page F-14

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


     The Company has also entered into revolving lines of credit with certain principal stockholders in the aggregate of $750,000. Advances under the lines are at the discretion of such principal stockholders, and are due on demand. At December 31, 2003 and 2002, $7,192 and $341,020, respectively, had been advanced.

7.   Stockholders' Equity

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

     A summary of stock option activity is as follows:

                                                                   2003                              2002
                                                       ------------------------------   -------------------------------
                                                                            Weighted-                         Weighted-
                                                                              Average                           Average
                                                                             Exercise                          Exercise
                                                               Shares           Price            Shares           Price
                                                       --------------- --------------   --------------- ---------------

           Outstanding - Beginning of Period                2,560,000         $ 0.026        1,350,000         $ 0.026
           Granted                                          2,965,000           1.839        1,240,000           0.026
           Exercised                                               --              --               --              --
           Forfeited                                               --              --           30,000           0.026
           ------------------------------------------------------------------------------------------------------------

           Outstanding on December 31                       5,525,000         $ 0.999        2,560,000           0.026
           ============================================================================================================

           Exercisable on December 31                       2,935,000         $ 0.116        2,500,000         $ 0.026
           ============================================================================================================

--------------------------------------------------------------------------------
                                   Page F-15

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


     The following table summarizes information about the options outstanding at December 31, 2003:

                                                                                                Exercisable Stock
                                               Outstanding Stock Options                             Options
                                   ---------------------------------------------------    ------------------------------
                                                          Weighted-
                                                            Average         Weighted-                         Weighted-
                         Range Of                         Remaining           Average                           Average
                         Exercise                       Contractual          Exercise                          Exercise
                           Prices          Shares              Life             Price             Shares          Price
            ---------------------- --------------- ----------------- ----------------- -- --------------- --------------

                          $ 0.026       2,810,000         8.0 years           $ 0.026          2,810,000        $ 0.026
                 $ 2.00 to $ 2.13       2,715,000        10.9 years             2.006            125,000           2.13
                                   ---------------                                        ---------------

                $ 0.026 to $ 2.13       5,525,000         9.4 years           $ 0.999          2,935,000        $ 0.116
                                   ===============                                        ===============

     The Company applies APB Opinion No. 25 and related interpretations in accounting for all grants. For all options granted, the exercise price is equal to the fair market value at the date of grant, and, accordingly, no compensation cost has been recognized under these grants.

Warrants
     In July 2003, the Company issued 400,000 warrants for investment banking services. These warrants have a strike price of $0.50 per share, and are exercisable from the date of issuance through 36 months after the effective date of a registration statement registering the shares of common stock underlying the warrants. These warrants were valued at $60,000 and recorded as expense when issued.

     In August 2003, the Company issued 20 Units at a price of $10,000 per Unit. Each Unit consists of (i) 10,000 shares of common stock, and warrants to purchase 10,000 shares of common stock, exercisable for a period of three years at a price of $1.00 per share. These warrants were valued at $56,000, based on the relative fair value of the warrants as compared to the common stock issued.

--------------------------------------------------------------------------------
                                   Page F-16

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


8.   Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                                2003                2002
                                  ---------------------------------------

Current                                      $ 1,900         $      400
Deferred                                                       (127,020)
-------------------------------------------------------------------------

                                             $ 1,900         $ (126,620)
=========================================================================

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                           2003               2002
                                             ---------------------------------------

Deferred Tax Assets:
   Liabilities and reserves                         $    14,528        $    44,850
   Net operating loss carryforwards                     331,387            223,723
------------------------------------------------------------------------------------
   Gross deferred tax assets                            345,915            268,573
   Valuation allowance                                 (180,648)          (127,000)
------------------------------------------------------------------------------------
                                                        165,267            141,573
------------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Property and Equipment                                28,881             14,553
   Patent                                                 9,366                 --
------------------------------------------------------------------------------------
                                                         38,247             14,553
------------------------------------------------------------------------------------

Net Deferred Tax Asset                               $  127,020         $  127,020
====================================================================================

     The current and long-term components of the deferred tax asset are as follows:

                                                           2003                2002
                                             ---------------------------------------

Current deferred tax asset                           $   14,528      $       44,948
Long-term deferred tax asset                            112,492              82,072
------------------------------------------------------------------------------------

                                                      $ 127,020           $ 127,020
====================================================================================

     At December 31, 2003, the Company had aggregate net operating loss carryforwards of approximately $850,000 for income tax purposes that expire beginning in 2022.

--------------------------------------------------------------------------------
                                   Page F-17

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


     The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

                                                                          2003               2002
                                                             --------------------------------------
                                                                             %                  %
                                                             --------------------------------------

Statutory benefit rate                                                      34                 34
State income taxes, net of federal benefits                                  5                  6
Change in deferred tax asset valuation allowance                           (36)               (18)
Other                                                                       (4)                (4)
---------------------------------------------------------------------------------------------------

                                                                            (1)                18
===================================================================================================


9.   Concentrations

Major Customers
     For the years ended December 31, 2003 and 2002, sales to the Company's top ten customers (including sales to a related party - see Note 12) comprised 51% and 55% of revenue, respectively. These customers also comprised 67% and 15% of the combined accounts receivable and accounts receivable - related party at December 31, 2003 and 2002, respectively.

Company Data By Operating And Geographic Segment
     The Company has one reportable segment - Product Sales. In the future, as revenue from AMG increases, the Company will report the AMG as a separate reportable segment.

     The Company operates solely in the United States and has no assets in foreign countries. All of the Company's purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in 2003 or 2002.

     For the years ended December 31, 2003 and 2002, export sales comprised 31% and 28% of revenue, respectively.

--------------------------------------------------------------------------------
                                   Page F-18

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


     Revenue by Geographic Segment comprised:

                                                      2003               2002
                                          ------------------------------------

United States                                  $ 5,198,400        $ 4,706,122
Asia                                               817,707          1,320,633
Europe                                             349,715
Africa                                             703,073            334,016
United Kingdom                                     155,834            118,228
Canada                                             223,458             64,148
Australia                                           24,500                 --
South America                                       11,785                 --
-------------------------------------------------------------------------------

                                               $ 7,484,472        $ 6,543,147
===============================================================================

Purchases
     The Company purchases a majority of its products from a small number of suppliers. Approximately 30% and 64% of product purchases were from two vendors for the years ended December 31, 2003 and 2002, respectively.


10.  Benefit Plan

     The Company instituted a 401(k) defined contribution benefit plan on January 1, 2003. The Company contributes three percent of eligible employees' salaries to the plan. The Company contributed $28,347 to the plan for the year ended December 31, 2003.


11.  Commitments And Contingencies

Lease
     The Company has an operating lease on real property expiring in the year 2006. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.

     Rent expense and other charges totaled $192,305 and $203,664 for the years ended December 31, 2003 and 2002, respectively.

     The approximate minimum payments required under the operating lease at December 31, 2003 are:

                Year                                            Amount
                --------------------------------------------------------

                2004                                         $ 163,000
                2005                                           167,000
                2006                                           128,000
                --------------------------------------------------------

                                                             $ 458,000
                ========================================================

--------------------------------------------------------------------------------
                                   Page F-19

Windsortech, Inc.
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

Legal Proceedings
     The Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. The estimate of potential impact on the Company could change in the future.


12.  Related Party Transactions

     In 2003 and 2002, the Company had sales to two customers related to two stockholders and officers of the Company. Sales to such customers for the years ended December 31, 2003 and 2002 amounted to approximately $958,000 and $1,160,000, respectively. Accounts receivable from these customers amounted to $37,173 and $3,261 at December 31, 2003 and 2002, respectively.


13.  Supplemental Cash Flow Information

     During 2003, the Company issued shares of its common stock to settle an accounts payable balance with a vendor for $59,500. During 2002, the Company acquired equipment under a capital leases in the amounts of $13,886.

--------------------------------------------------------------------------------
                                   Page F-20