Form 10QSB
period 2004-03-31
WINDSORTECH INC
filed 2004-05-14
CIK 27960

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB
         (Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

     The number of shares outstanding of each class of our common equity as of May 10, 2004, is as follows:

      Class of Common Equity                               Number of Shares
      ----------------------                               ----------------
      Common Stock, par value $.01                            16,468,754


         Transitional Small Business Disclosure Format:

         Yes    [ ]  No [X]

                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

   Item                            Description                              Page

 PART I - FINANCIAL INFORMATION

    1.      Financial Statements (all unaudited)
            Balance Sheets -
                March 31, 2004 and December 31, 2003                           2
            Statements of Operations -
                Three Months Ended March 31, 2004 and 2003                     3
            Statement of Stockholders' Equity -
               Three Months Ended March 31, 2004                               4
            Statements of Cash Flows -
               Three Months Ended March 31, 2004 and 2003                      5
            Notes to Financial Statements                                      6
    2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9
    3.      Controls and Procedures                                           13

 PART II - OTHER INFORMATION
                                                                              14
    1.      Legal Proceedings                                                 14
    2.      Changes In Securities and Use of Proceeds                         14
    3.      Defaults Upon Senior Securities                                   14
    4.      Submission of Matters to a Vote of Security Holders               14
    5.      Other Information                                                 14
    6.      Exhibits and Reports on Form 8-K                                  15

 SIGNATURES                                                                   16

 EXHIBITS                                                                     17

                                                    WINDSORTECH, INC.
-----------------------------------------------------------------------------------------------------------------------

                                                     BALANCE SHEETS
                                                       (Unaudited)


                                                                                        March 31,        December 31,
                                                                                             2004                2003
                                                                                  -------------------------------------
                                                         Assets
Current Assets
   Cash and cash equivalents                                                          $    45,043         $   270,155
   Accounts receivable, net of reserve of $14,154 in 2004 and $20,000 in 2003             644,264             223,326
   Accounts receivable - related party                                                     94,358              37,173
   Inventories                                                                            880,525             358,380
   Prepaid expenses and other current assets                                               32,982              46,906
   Deferred income taxes                                                                   14,528              14,528
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                           1,711,700             950,468
Property and Equipment, Net                                                               249,032             263,187
Deferred Income Taxes                                                                     112,492             112,492
Other Assets                                                                               83,548              64,851
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 2,156,772         $ 1,390,998
=======================================================================================================================

                                          Liabilities And Stockholders' Equity
Current Liabilities
   Current maturities of capital lease obligations                                    $     6,243         $     7,555
   Accounts payable                                                                       601,198             268,958
   Accrued expenses                                                                       179,467             152,796
   Accrued payroll - principal stockholders                                               318,328             277,075
   Customer deposits and other current liabilities                                         31,452                  --
   Notes payable - principal stockholders, current portion                                360,468               7,192
-----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                      1,497,156             713,576
Notes Payable - Principal Stockholders                                                    400,000             500,000
Capital Lease Obligations                                                                   2,159               3,403
-----------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                              1,899,315           1,216,979
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred shares: Authorized 5,000,000 shares
       $0.01 par value, none issued                                                            --                  --
   Common shares: authorized 35,000,000 shares
      $0.01 par value; 16,468,754 shares issued and
       outstanding in 2004 and 2003                                                       164,688             164,688
   Common stock warrants                                                                  116,000             116,000
   Additional paid-in capital                                                             658,599             658,599
   Retained earnings (deficit)                                                           (681,830)           (765,268)
-----------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                       257,457             174,019
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 2,156,772         $ 1,390,998
=======================================================================================================================

See the accompanying notes to financial statements.                                                              Page 2

                                              WINDSORTECH, INC.
-----------------------------------------------------------------------------------------------------------



                                          STATEMENTS OF OPERATIONS
                             For The Three Months Ended March 31, 2004 and 2003
                                                 (Unaudited)

                                                                                2004                2003
                                                                           --------------------------------

Revenue                                                                    $  2,681,857        $  1,715,472

Cost of sales                                                                 1,911,471           1,439,006
-------------------------------------------------------------------------------------------------------------

Gross profit                                                                    770,386             276,466

Selling, general and administrative expenses                                    637,219             412,464
Depreciation and amortization                                                    25,109              10,823
Interest expense, net                                                            16,367              25,395
-------------------------------------------------------------------------------------------------------------


Income  (loss) before provision (benefit) for income taxes                       91,691            (172,216)

Provision for income taxes                                                        8,253               1,100
-------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $     83,438        $   (173,316)
=============================================================================================================


  Net income (loss) per common share - basic                               $      0.005        $     (0.012)

  Net income (loss) per common share - diluted                             $      0.004        $     (0.012)
=============================================================================================================

Weighted average number of common shares outstanding - basic                 16,468,754          14,914,168
Weighted average number of common shares outstanding - diluted               19,107,521          14,914,168
=============================================================================================================

See the accompanying notes to financial statements.                                                    Page 3


                                                    WINDSORTECH, INC.
-------------------------------------------------------------------------------------------------------------------------


                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                        For The Three Months Ended March 31, 2004
                                                       (Unaudited)



                                      Common Stock             Common        Additional      Retained          Total
                               ---------------------------      Stock         Paid-in        Earnings      Stockholders'
                                 Number          Amount        Warrants       Capital        (Deficit)         Equity
                               -----------------------------------------------------------------------------------------

Balance - December 31, 2003     16,468,754     $  164,688     $  116,000     $  658,599     $ (765,268)     $  174,019

Net Income                              --             --             --             --         83,438          83,438
                               -----------------------------------------------------------------------------------------

Balance - March 31, 2004        16,468,754     $  164,688     $  116,000     $  658,599     $ (681,830)     $  257,457
                               -----------------------------------------------------------------------------------------



See the accompanying notes to financial statements.                                                              Page 4


                                                WINDSORTECH, INC.
---------------------------------------------------------------------------------------------------------------


                                            STATEMENTS OF CASH FLOWS
                               For The Three Months Ended March 31, 2004 and 2003
                                                   (Unaudited)

                                                                                        2004           2003
                                                                                 ------------------------------

Cash Flows From Operating Activities
   Net Income (Loss)                                                                 $  83,438      $(173,316)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                  25,109         10,823
         Changes in assets and liabilities:
            (Increase) in accounts receivable                                         (478,122)      (172,223)
            (Increase) decrease in inventories                                        (522,145)       181,643
            Decrease in prepaid expenses and other assets                               13,923         19,306
            (Increase) decrease in deposits and prepaid taxes                           (4,000)           700
            Increase in accounts payable and accrued expenses                          431,616        172,588
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                                   (450,181)        39,521
---------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
   Payments for property and equipment                                                 (10,651)       (63,497)
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                  (10,651)       (63,497)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds from notes payable - officers                                          253,276         40,306
   Other financing costs                                                               (15,000)            --
   Payments on capital lease                                                            (2,556)        (2,361)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                              235,720         37,945
---------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                                  (225,112)        13,969

Cash And Cash Equivalents - Beginning Of Period                                        270,155         54,383
---------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents - End of Period                                            $  45,043      $  68,352
===============================================================================================================

See the accompanying notes to financial statements.                                                      Page 5


1.   BASIS OF PRESENTATION


     The accompanying unaudited financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


     The statement of operations for the three months ended March 31, 2004 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


     The Company purchases excess, used and off-lease "as-is" and refurbished computer equipment as well as related products from a variety of sources including Fortune 1000 companies and leasing and finance companies. The Company either remarkets those products to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users or individuals, or disassembles them and separates and sells the components as parts. The unsaleable components, such as metal covers, plastics and other components are recycled. In the first quarter of 2003, the Company completed the implementation of the infrastructure of an asset management group ("AMG"), a new division of the Company, to provide complete computer asset management and recovery services to entities wishing to replenish, dispose of, upgrade or recycle their existing technological assets.


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

     Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's expenses for the three months ended March 31, 2004 and 2003 would have increased. The pro forma amounts are indicated below:

                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                     2004                 2003
                                               ---------------------------------

Net income (loss), as reported                 $   83,438         $   (173,316)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                     --                   --
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                        (1,051,971)                (288)
                                               ---------------------------------
Pro forma net loss                             $ (968,533)        $   (173,604)
                                               =================================
Earnings per share:
Basic and diluted - as reported                $    0.005         $     (0.012)
                                               =================================
Diluted - as reported                          $    0.004         $     (0.012)
                                               =================================
Basic and diluted - Pro forma                  $   (0.059)        $     (0.012)
                                               =================================


     No options were granted in the three months ended March 31, 2004. The weighted average per share fair value of the options granted was $0.003 for the three months ended March 31, 2003. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                             2003
                                                    --------------

   Risk-free interest rates                                  2.9%
   Expected option lives                                  5 years
   Expected volatilities                                       0%
   Expected dividend yields                                    0%

     Impact of Recently Issued Accounting Standards

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

3.   INVENTORIES


     Inventories at March 31, 2004 and December 31, 2003 consist of:

                                                2004              2003
                                             ---------         ---------
Finished goods                               $ 445,156         $ 276,794
Inventory in transit                           450,369            96,586
Allowance for excess and obsolescence          (15,000)          (15,000)
                                             ---------         ---------
                                             $ 880,525         $ 358,380
                                             =========         =========


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


     The business purpose of the merger was to allow the Company to merge into and become part of an entity that would allow it to satisfy requirements for quotation on a recognized stock exchange. The surviving Company, which is a Delaware corporation, is now actively engaged in purchasing and selling large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and has recently established the Asset Management Group to provide services to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book life.

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


5.   FINANCING

     On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002, February 28, 2003 and March 29, 2004 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. As of March 31, 2004, the outstanding principal stockholder loans were $500,000. $100,000 plus all accrued interest is due and payable on January 31, 2005. $400,000 plus all accrued interest is due and payable on January 31, 2006. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain statements in this Report, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

                                                              Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                             2004          2003
                                                               %            %
Revenue                                                      100.0        100.0
Cost Of Sales                                                 71.3         83.9
--------------------------------------------------------------------------------
Gross Profit                                                  28.7         16.1
Selling, General And Administrative Expenses                  23.8         24.0
Depreciation And Amortization                                   .9          0.6
Interest Expense, net                                           .6          1.5
--------------------------------------------------------------------------------
Income (Loss) Before Provision (Benefit) For
   Income Taxes                                                3.4        (10.0)
Provision (Benefit) For Income Taxes                           0.3         (0.1)
--------------------------------------------------------------------------------
Net Income (Loss)                                              3.1        (10.1)
================================================================================

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003


     Revenue for the quarter ended March 31, 2004 was $2,681,857 compared to revenue of $1,715,472 for the quarter ended March 31, 2003, a $966,385 increase, or 56.3%. Revenues increased as we were able to find new sources of product, which made more products available for sale. We increased our sales staff to help increase our market penetration. In December 2003, we started generating continuing revenue from our AMG clients that continued to grow during the three months ended March 31, 2004.


     Gross profit for the quarter ended March 31, 2004 was $770,386 compared to a gross profit of $276,466 for the quarter ended March 31, 2003, a $493,920 increase, or 178.7%. Gross margin was 28.7% for the quarter ended March 31, 2004 compared to 16.1% for the quarter ended March 31, 2003.


     Gross margin for 2004 significantly increased over the same period in 2003. During the quarter ended March 31, 2003, we were faced with a market that slowed down due to the war in Iraq. As a result, we had to sell product at lower margins to attract buyers. Our trend of better margins in the fourth quarter of 2003 continued through the quarter ended March 31, 2004. This trend is the result of our ability to acquire product at more favorable prices and our shift in revenue mix from selling complete systems to selling parts, where the margins are better.

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

     Selling, general and administrative expenses for the quarter ended March 31, 2004 were $637,219 compared to selling, general and administrative expenses of $412,464 for the quarter ended March 31, 2003, a $224,755 increase, or 54.5%. Selling, general and administrative expense increased as the Company had a full quarter of employee benefits and payroll for employees that were hired during 2003, increased the use of temporary help agencies to obtain qualified personnel, and had salary increases from 2003 that were in effect for the full quarter of 2004.

     Depreciation and amortization for the quarter ended March 31, 2004 was $25,109 compared to depreciation and amortization of $10,823 for the quarter ended March 31, 2003, a $14,286 increase, or 132.0%, all as a result of a full quarter of fixed asset acquisitions and leasehold improvements that were made during 2003.

     Interest expense for the quarter ended March 31, 2004, was $16,367 compared to interest expense of $25,395 for the quarter ended March 31, 2003, a $9,028 decrease, or (35.5)%, commensurate with a decrease in the level of the Company's borrowings.

     The Company recorded estimated state tax obligations for the quarters ended March 31, 2004 and 2003. The company did not recognize a federal deferred tax benefit during these quarters as it anticipates that such benefit is not more likely than not to be realized.

Geographic Areas

     We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the three months ended March 31, 2004 and 2003, export sales comprised approximately 19% and 13% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Liquidity and Capital Resources

     Net cash used in operating activities in the three months ended March 31, 2004 was $450,181 compared to $39,521 of cash provided by operating activities in the three months ended March 31, 2003. Cash used in operating activities during the period ended March 31, 2004 was primarily as a result of an increase in accounts receivable and inventories, offset by net income and an increase in accounts payable and accrued expenses. Net cash provided by operating activities in the period ended March 31, 2003 was the result of a decrease in inventory, an increase in payables offset by an increase in accounts receivable and the net loss for the period.

     Net cash used in investing activities in the three months ended March 31, 2004 and 2003 was $10,651 and $64,497, respectively. Cash used in investing activities in the three months ended March 31, 2004 and 2003 was for the purchase fixed assets.

     Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $235,720 and $37,945, respectively. Net cash provided by financing activities for both periods were the result of increased borrowings from officers reduced by principal payments on capital leases. Additionally, cash of $15,000 was used in the quarter ended March 31, 2004 for the payment of deferred financing fees relating to a potential financing agreement.

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

     We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2004 and 2003 and do not expect any in the remainder of fiscal 2004. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

     As of March 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

Changes in internal control over financial reporting

     During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A former member of the Board of Directors, David A. Loppert, initiated suit in Delaware Chancery Court in April of 2004 asserting that he continues to be a Director of the Company and demanding access to certain Company records. The litigation is currently ongoing.

     The Company also is party to legal proceedings which arise from time to time in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. Such estimate of potential impact on the Company could change in the future depending upon matters in suit and the course of specific litigation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 19, 2004, by Action of Consent of Majority Shareholders.  David
A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.


ITEM 5.             OTHER INFORMATION

         On March 29, 2004, four of the principal stockholders agreed to extend the term of their loans to mature on January 31, 2006. As of March 31, 2004, the outstanding principal stockholder loans were $500,000. $100,000 plus all accrued interest is due and payable on January 31, 2005. $400,000 plus all accrued interest is due and payable on January 31, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     See List of Exhibits filed as part of this quarterly report on Form 10-QSB.

Reports on Form 8-K

     There were no form 8-K's filed for the three month period ended March 31, 2004.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WINDSORTECH, INC.
                                  (Registrant)

Dated:    May 13, 2004               By:             /S/ MARC SHERMAN
                                           -------------------------------------
                                                       Marc Sherman
                                                  Chief Executive Officer

Dated:    May 13, 2004               By:          /S/ EDWARD L. CUMMINGS
                                           -------------------------------------
                                                    Edward L. Cummings
                                                      Vice President,
                                                  Chief Financial Officer

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