Form 10QSB
period 2004-06-30
WINDSORTECH INC
filed 2004-08-16
CIK 27960

As filed with the Securities and Exchange Commission on May 13, 2004
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-QSB
         (Mark One)

         |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

         | |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         The number of shares outstanding of each class of our common equity as of August 1, 2004, is as follows:

   Class of Common Equity                               Number of Shares
   ----------------------                               ----------------
   Common Stock, par value $.01                            24,532,007




         Transitional Small Business Disclosure Format:

         Yes  |X|  No  | |

                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

Item                     Description                                       Page

PART I - FINANCIAL INFORMATION

 1. Financial Statements (all unaudited)
         Condensed Consolidated Balance Sheets -
             June 30, 2004 and December 31, 2003                              1
         Condensed Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 2004 and 2003                2
         Condensed Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 2004                                   3
         Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2004 and 2003                          4
         Notes to Condensed Consolidated Financial Statements                 5
 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10
 3.      Controls and Procedures                                             14

PART II - OTHER INFORMATION

 1.      Legal Proceedings                                                   14
 2.      Changes In Securities and Use of Proceeds                           15
 3.      Defaults Upon Senior Securities                                     16
 4.      Submission of Matters to a Vote of Security Holders                 16
 5.      Other Information                                                   16
 6.      Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18

EXHIBITS                                                                     19

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements



                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                          June 30,     December 31,
                                                                                                              2004             2003
                                                                                                      ------------     ------------
                                                                 Assets
Current Assets
 Cash and cash equivalents                                                                           $     503,314     $    270,155
 Accounts receivable, net of reserve of $14,154 in 2004 and $20,000 in 2003                              1,481,799          223,326
 Accounts receivable - related party                                                                        49,900           37,173
 Inventories                                                                                             2,413,718          358,380
 Prepaid expenses and other current assets                                                                  89,030           46,906
 Deferred income taxes                                                                                      37,470           14,528
-------------------------------------------------------------------------------------------------     ------------     ------------
          Total Current Assets                                                                           4,575,231          950,468
Property and Equipment, Net                                                                                520,060          263,187
Deposits And Other Assets                                                                                   83,405           64,851
Goodwill                                                                                                 2,198,772               --
Intangibles, Net                                                                                         3,347,224               --
Deferred Income Taxes                                                                                      250,970          112,492
-------------------------------------------------------------------------------------------------     ------------     ------------
                                                                                                     $  10,975,662     $  1,390,998
=================================================================================================     ============     ============

                                         Liabilities And Stockholders' Equity
Current Liabilities
 Current maturities of capital lease obligations                                                     $       4,904     $      7,555
 Accounts payable                                                                                        1,510,032          268,958
 Accrued expenses                                                                                          918,975          152,796
 Notes payable - Short-term                                                                                510,000               --
 Deferred revenue                                                                                          237,415               --
 Accrued payroll                                                                                           368,906          277,075
 Customer deposits and other current liabilities                                                            55,670               --
 Notes payable - principal stockholders, current portion                                                   100,000            7,192
-------------------------------------------------------------------------------------------------     ------------     ------------
          Total Current Liabilities                                                                      3,705,902          713,576
Notes Payable - Principal Stockholders                                                                     400,000          500,000
Capital Lease Obligations                                                                                      890            3,403
-------------------------------------------------------------------------------------------------     ------------     ------------
          Total Liabilities                                                                              4,106,792        1,216,979
-------------------------------------------------------------------------------------------------     ------------     ------------

Stockholders' Equity
 Preferred shares: Authorized 5,000,000 shares in 2004
   and 2003, $0.01 par value, none issued                                                                       --               --
 Common shares: authorized 35,000,000 shares in 2004 and
   2003, $0.01 par value; 24,426,585 shares issued and outstanding in 2004
   and 16,468,754 shares issued and outstanding in 2003                                                    244,266          164,688
 Common stock warrants                                                                                   1,637,261          116,000
 Additional paid-in capital                                                                              5,609,760          658,599
 Retained earnings (deficit)                                                                              (622,417)        (765,268)
-------------------------------------------------------------------------------------------------     ------------     ------------
Total Stockholders' Equity                                                                               6,868,870          174,019
-------------------------------------------------------------------------------------------------     ------------     ------------
                                                                                                    $   10,975,662    $   1,390,998
=================================================================================================     ============     ============

See the accompanying notes to condensed consolidated financial
statements.                                                           Page 1




                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For The Three and Six Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)
                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                              June 30
                                          ------------------------------------ ------------------------------------
                                                 2004               2003              2004               2003
                                          ----------------- ------------------ ----------------- ------------------

Revenue                                     $   4,860,474     $   1,823,485     $   7,542,331     $    3,538,957

Cost Of Sales                                   3,358,814         1,301,919         5,270,285          2,740,925
----------------------------------------- ----------------- ------------------ ----------------- ------------------

Gross Profit                                    1,501,660           521,566         2,272,046            798,032

Selling, General And Administrative
   Expenses                                     1,519,920           459,065         2,157,139            871,529

Depreciation And Amortization                      85,103            18,612           110,212             29,435

Interest Expense, net                              17,873            21,458            34,240             46,853
----------------------------------------- ----------------- ------------------ ----------------- ------------------

Income  (Loss) Before Provision
   (Benefit) For Income Taxes                    (121,236)           22,431           (29,545)          (149,785)

Provision (Benefit) For Income Taxes             (180,649)              600          (172,396)             2,200
----------------------------------------- ----------------- ------------------ ----------------- ------------------

Net Income (Loss)                           $      59,413     $      21,831     $     142,851     $     (151,985)
========================================= ================= ================== ================= ==================

Net Income  (Loss) Per Common Share -
   Basic                                    $       0.003     $       0.001     $       0.008     $        (0.01)
Net Income  (Loss) Per Common Share -
   Diluted                                  $       0.003     $       0.001     $       0.007     $        (0.01)
========================================= ================= ================== ================= ==================

Weighted Average Number Of Common
   Shares Outstanding -Basic                   19,422,326        14,914,168        17,945,540         14,914,168
Weighted Average Number Of Common
   Shares Outstanding -Diluted                 21,750,373        14,914,168        20,600,835         14,914,168
========================================= ================= ================== ================= ==================


--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.
                                                                          Page 2




                               WINDSORTECH, INC.
--------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2004
                                   (Unaudited)



                                        Common Stock                           Additional        Retained      Total
                              -----------------------------     Common Stock     Paid-in         Earnings      Stockholders'
                                  Number          Amount        Warrants         Capital         (Deficit)     Equity
                              ------------- --------------- --------------- ---------------- ---------------- ------------------

Balance - December 31, 2003     16,468,754      $ 164,688       $ 116,000        $ 658,599      $ (765,268)       $  174,019

Common Stock Warrants
Issued                                                          1,521,261                                          1,521,261

Common Stock Issued              6,000,000         60,000                        1,718,739                         1,778,739

Common Shares Issued For         1,957,831         19,578                        3,230,422                         3,250,000
Qualtech Acquisition

Stock Option Compensation                                                            2,000                             2,000

Net Income                               -              -               -                -         142,851           142,851

Balance - June 30, 2004         24,426,585       $244,266     $ 1,637,261       $5,609,760     $  (622,417)       $6,868,870
----------------------------- ------------- --------------- --------------- ---------------- ---------------- ---------------



--------------------------------------------------------------------------------

See the accompanying notes to condensed consolidated financial statements.



                               WINDSORTECH, INC.
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                           2004                 2003
                                                                                 -------------------- ------------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                                $   142,851         $   (151,985)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  110,212               29,435
              Stock option compensation expense                                           2,000                    -
              Deferred tax benefit                                                     (180,647)                   -
         Changes in assets and liabilities:
            Increase in accounts receivable                                             (27,492)            (247,100)
            (Increase) decrease in inventories                                       (1,230,713)             282,991
            (Increase) decrease in prepaid expenses and other assets                    (21,948)              12,473
            Increase in deposits and other assets                                        (4,000)                   -
            Increase in accounts payable                                                637,594               78,863
            Increase in accrued expenses                                                575,304              207,077
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Provided By Operating Activities                                                 3,161              211,754
-------------------------------------------------------------------------------- -------------------- ------------------

Cash Used In Investing Activities
     Payments for property and equipment                                                (52,927)             (67,087)
     Payments for Qualtech acquisition, net of cash acquired                         (3,004,719)                   -
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Used In Investing Activities                                                (3,057,646)             (67,087)
-------------------------------------------------------------------------------- -------------------- ------------------

Cash Flows From Financing Activities
     Net proceeds from the sale of common stock and warrants                          3,300,000                    -
   Net payments on notes payable - officers                                              (7,192)            (129,663)
   Payments on capital lease obligations                                                 (5,164)              (4,772)
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Provided By (Used In) Financing Activities                                   3,287,644             (134,435)
-------------------------------------------------------------------------------- -------------------- ------------------

Net Increase In Cash And Cash Equivalents                                               233,159               10,232

Cash And Cash Equivalents - Beginning Of Period                                         270,155               54,383
-------------------------------------------------------------------------------- -------------------- ------------------
Cash And Cash Equivalents - End of Period                                         $     503,314         $     64,615
================================================================================ ==================== ==================

--------------------------------------------------------------------------------

See the accompanying notes to condensed consolidated financial statements.



                               WINDSORTECH, INC.
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of June 30, 2004 and December 31, 2003 and for the three months and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The statement of operations for the three months and six months ended June 30, 2004 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Business Organization


         The Company was incorporated in August 2001 as a New Jersey corporation and commenced business operations on October 1, 2001. On January 30, 2002, the Company merged with and into Delta States Oil, Inc. ("Delta"), a publicly owned corporation incorporated in Delaware on November 17, 1967 under the name Camco Systems, Inc., which was changed in December 1967 to Automated Data Sciences, Inc. and on January 28, 1974 to Delta. Delta, which was previously engaged in oil and gas exploration and drilling operations, had not engaged in any active business since May 4, 1981. Concurrent with the Merger, Delta changed its name to WindsorTech, Inc. On May 28, 2004, we purchased QualTech International Corp and QualTech Services Group. QualTech International Corp sells refurbished IBM mainframes and associated IBM peripherals to companies around the world. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States.

         We are a technology services company. We purchase and sell computer equipment and related products worldwide. We also provide maintenance services for IBM mainframes and associated peripherals and provide complete equipment asset management services including data security services and environmental compliance.

         We purchase excess, used and off-lease, "as-is" and refurbished IBM mainframes and associated IBM peripherals, midrange computers and pc computer equipment and related products from a variety of sources including Fortune 1000 companies, and leasing and finance companies. Our products are remarketed to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users, or we disassemble them and remarketed them as component parts.

         We sell a wide range of used, "as-is" and refurbished products, including mainframe and associated peripherals, midrange computers, notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. We only remarket mainframe and associated peripherals that are manufactured by IBM. The majority of the pc computers we offer for sale are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We provide maintenance services for IBM mainframes and associated peripherals and provide complete equipment asset management services including data security services and environmental compliance. We consider these items to be our "principal product". We operate in one segment and consider the sales of these products and services provided as our single source of revenue. Our business is marginally seasonal, with the July - September period usually being slower than other periods.

         We have office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in California, Colorado, Connecticut, Illinois, New York, Texas, Florida, Michigan and Wyoming. See Note 4 below.


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


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows:



                               Three Months Ended June 30,                 Six Months Ended June 30,
                        ------------------------------------------ ------------------------------------------
                                2004                 2003                  2004                 2003
                                ----                 ----                  ----                 ----
Basic                             19,422,326           14,914,168            17,945,540           14,914,168
Stock options                      1,756,939                    -             1,973,271                    -
Stock warrants                       571,108                    -               679,024                    -
                        --------------------- -------------------- --------------------- --------------------
Diluted                           21,750,373           14,914,168            20,600,835           14,914,168
                        ===================== ==================== ===================== ====================


--------------------------------------------------------------------------------


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

         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's expenses for the three and six months ended June 30, 2004 and 2003 would have increased. The pro forma amounts are indicated below:



                                       Three Months Ended June 30,               Six Months Ended June 30,
                               -------------------------------------------- ------------------------------------
                                            2004                   2003               2004                2003
                               ---------------------- --------------------- ------------------ -----------------


--------------------------------------------------------------------------------





Net income (loss), as reported             $     59,413      $    21,831      $      142,851      $   (151,985)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                2,000               --               2,000                --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects           (1,683,243)            (288)         (2,735,214)             (288)
Pro forma net income (loss)                $ (1,621,830)     $    21,543      $   (2,590,363)     $   (152,273)
Earnings per share:
Basic - as reported                        $      0.003      $     0.001      $        0.008      $     (0.010)
Diluted - as reported                      $      0.003      $     0.001      $        0.007      $     (0.010)
Basic - Pro forma                          $     (0.084)     $     0.001      $       (0.144)     $     (0.010)
Diluted - Pro forma                        $     (0.084)     $     0.001      $       (0.144)     $     (0.010)

-----------------------------------------------------------------------------------------------------------------


         The weighted average per share fair value of the options granted was $1.20 and $0.003 for the three and six months ended June 30, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2004               2003
                                          ------------------ ------------------

   Risk-free interest rates                            3.7%               2.9%
   Expected option lives                            5 years            5 years
   Expected volatilities                               100%                 0%
   Expected dividend yields                              0%                 0%

         Impact of Recently Issued Accounting Standards

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard had no impact on the Company's financial position or results of operations.

3.       INVENTORIES


         Inventories at June 30, 2004 and December 31, 2003 consist of:

                                                  2004                 2003
                                             --------------    -----------------
   Finished goods                              $1,688,883        $    276,794
   Inventory in transit                           739,835              96,586
   Allowance for excess and obsolescence          (15,000)            (15,000)
                                             --------------    -----------------

                                               $2,413,718        $    358,380
                                             ==============    =================


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


5.        FINANCING

         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002, February 28, 2003 and March 29, 2004 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. As of June 30, 2004, the outstanding principal stockholder loans were $500,000. $100,000 plus all accrued interest is due and payable on January 31, 2005. $400,000 plus all accrued interest is due and payable on January 31, 2006. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement.

         During the year ended December 31, 2002, Qualtech International Corporation entered into a revolving credit loan with a bank. This loan provided for borrowings limited to the lesser of $750,000 or the borrowing base of 75% of eligible accounts receivable. Interest on the loan was payable monthly at prime (4.0% at June 30, 2004). The loan was secured by all of the assets of the Company and the personal guarantee of the former owners.


         This loan was amended in July 2003 and again in February 2004, extending the maturity date to April 30, 2005. The new terms include a borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000.


         The Company arranged a second revolving line of credit with the same bank in February 2004. This loan provides for borrowings limited to the lesser of $1,500,000 or the borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000. Interest on this loan is payable at the prime rate plus one percent, with all principle due April 30, 2005. This line of credit contains a covenant whereby the Company must maintain a liabilities to tangible net worth of not greater than 2.5 to 1.0.

         At June 30, 2004, the Company had borrowings under this facility of $510,000.


5.        ACQUISITIONS


        On May 28, 2004, we completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. QualTech International Corp sells refurbished IBM mainframes and associated IBM peripherals to companies around the world. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The acquisition was accounted for under the purchase method of accounting. Identifiable intangible assets of $3,400,000 have been recorded based upon preliminary estimates as of the date of acquisition. The excess of purchase price over the fair value of the assets and liabilities of $2,198,772 was recorded as goodwill. Any changes to the preliminary estimates will be reflected as an adjustment to goodwill. Preliminary estimates were obtained using the assistance of an outside valuation company. Under the terms of the agreement, QualTech's shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million was cash and $3.25 million was common stock.


         In considering the benefits of the Qualtech acquisitions, management recognized the strategic complement of Qualtech's products, services and customer database. This complement provides a strong platform for further development of our pc asset management services.


         The results of Qualtech have been included in the Condensed Consolidated Financial Statements since May 1, 2004. Unaudited pro forma results of operations for the three and six months ended June 30, 2004 and 2003 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Qualtech been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.



                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                            2004                  2004              2003

Revenue                                               $ 8,127,980             $ 16,184,538     $ 10,405,800






Net Income                                              $  63,739               $  342,714       $  267,267

Net Income Per Common Share - Basic                       $ 0.003                  $ 0.014          $ 0.012

Net Income Per Common Share - Diluted                      $0.002                  $ 0.011          $ 0.009




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

RECENT DEVELOPMENTS

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted that he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached. On May 14, 2004, Mr. Loppert filed a second lawsuit, Case No. 441-N in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable settlement had been reached. The Company is presently evaluating whether to appeal. Additionally, the court ruled the Company must pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert may remain as an employee of the Company through September 30, 2004.

         On May 26, 2004, in a Confidential Private Placement to certain investors, we completed the sale of 6,000,000 shares of our Common Stock at $.60 per share and 6,000,000 warrants. 3,000,000 of the warrants are exercisable for a period of five years at a price of $1.50 per share and 3,000,000 of the warrants are exercisable for a period of five years at a price of $3.60 per share. The exercise price of the warrants is subject to an adjustment, based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2004.

         On May 28, 2004, we completed the purchase of all of the outstanding shares QualTech International Corporation and its affiliate, QualTech Services Group, Inc. Under the terms of the agreement, QualTech's shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million is cash and $3.25 million is common stock.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.





                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    -------------------------------- ------------------------------
                                                            2004             2003             2004          2003
                                                    --------------- ---------------- -------------- ---------------
                                                              %                %              %               %
Revenue                                                    100.0            100.0          100.0           100.0
Cost Of Sales                                               69.1             71.4           69.9            77.5
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Gross Profit                                                30.9             28.6           30.1            22.5
Selling, General And Administrative Expenses                31.3             25.2           28.6            24.6
Depreciation And Amortization                                1.8              1.0            1.5              .8
Interest Expense, net                                        0.3              1.2            0.4             1.3
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Income (Loss) Before Provision (Benefit) For
   Income Taxes                                             (2.5)             1.2           (0.4)           (4.2)

Provision (Benefit) For Income Taxes                        (3.7)               -          (2.3)              .1
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Net Income (Loss)                                            1.2              1.2           1.9             (4.3)
=================================================== =============== ================ ============== ===============



Quarter Ended June 30, 2004 Compared to Quarter Ended June, 2003

         Revenue for the quarter ended June 30, 2004 was $4,860,474 compared to revenue of $1,823,485 for the quarter ended June 30, 2003, a $3,036,989 increase, or 166.5%. $1,541,888 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business which came from our increased market penetration.


         Gross profit for the quarter ended June 30, 2004 was $1,501,660 compared to a gross profit of $521,566 for the quarter ended June 30, 2003, a $980,094 increase, or 187.9%. Gross margin was 30.9% for the quarter ended June 30, 2004 compared to 28.6% for the quarter ended June 30, 2003.

         Gross margin for 2004 increased over the same period in 2003. The increase in gross margin came from the addition of mainframe products and mainframe services to our revenue mix, where the margins achieved were higher than in those in our PC business.


         Selling, general and administrative expenses for the quarter ended June 30, 2004 were $1,519,920 compared to selling, general and administrative expenses of $459,065 for the quarter ended June 30, 2003, a $1,060,855 increase, or 231.1%. Of this increase, $380,000 was due to the recording of a one time settlement expense, $267,000 was from the acquired companies, and the balance due to increased use of temporary agencies to obtain qualified personnel, salary increases and increased professional fees.


         Depreciation and amortization for the quarter ended June 30, 2004 was $85,103 compared to depreciation and amortization of $18,612 for the quarter ended June 30, 2003, a $66,491 increase, or 357.3%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2003.


         Interest expense for the quarter ended June 30, 2004, was $17,873 compared to interest expense of $21,458 for the quarter ended June 30, 2003, a $3,585 decrease, or (16.7)%, commensurate with a decrease in the level of the Company's borrowings.


         The company did recognize a deferred tax benefit during the quarter ended June 30, 2004, from the reversal of valuation allowances previously established against the Company's deferred tax assets, as it anticipates that such benefit is more likely than not to be realized. In the quarter ended June 30, 2003, the Company did not record any federal tax liability and expensed its state tax obligations.


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003


         Revenue for the six months ended June 30, 2004 was $7,542,331 compared to revenue of $3,538,957 for the six months ended June 30, 2003, a $4,003,374 increase, or 113.1%. $1,541,888 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business which came from our increased market penetration.


         Gross profit for the six months ended June 30, 2004 was $2,272,046 compared to a gross profit of $798,032 for the six months ended June 30, 2003, a $1,474,014 increase, or 184.7%. Gross margin was 30.1% for the six months ended June 30, 2004 compared to 22.5% for the six months ended June 30, 2003.


          During the six months ended June 30, 2003, the company was faced with a market that slowed down due to the war in Iraq. As a result, we had to sell product at lower margins to attract buyers. Our trend of better margins in the fourth quarter of 2003 continued through the six months ended June 30, 2004. This trend is the result of our ability to acquire product at more favorable prices and our shift in revenue mix from selling complete systems to selling parts, where the margins are better.


         Selling, general and administrative expenses for the six months ended June 30, 2004 were $2,157,139 compared to selling, general and administrative expenses of $871,529 for the six months ended June 30, 2003, a $1,285,610 increase, or 147.5%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, $267,000 attributable to the companies acquired and the balance due to the increased use of temporary agencies to obtain qualified personnel, salary increases and increased professional fees.


         Depreciation and amortization for the six months ended June 30, 2004 was $110,212 compared to depreciation and amortization of $29,435 for the six months ended June 30, 2003, an $80,777 increase, or 274.4%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2003.


         Interest expense for the six months ended June 30, 2004, was $34,240 compared to interest expense of $46,853 for the six months ended June 30, 2003, a $12,613 decrease, or (26.9)%, commensurate with the decrease in the Company's borrowings.


         The Company did recognize a deferred tax benefit in the six months ended June 30, 2004, from the reversal of valuation allowances previously established against the Company's deferred tax assets, as it anticipates that such benefit is more likely than not to be realized. In the 2003 period, the Company did not recognize a tax benefit and expensed its state tax obligations.


Geographic Areas


          We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.


Liquidity and Capital Resources

         Net cash provided by operating activities in the six months ended June 30, 2004 and 2003, was $3,161 and $211,754, respectively. Net cash provided by operating activities during the period ended June 30, 2004 was primarily as a result of net income, and increase in accounts payable and accrued expenses, offset by an increase in accounts receivable, increase in inventories, and an increase in prepaid expenses. Net cash provided by operating activities during the period ended June 30, 2003 was the result of a decrease in inventory, an increase in accounts payable and accrued expenses offset by an increase in accounts receivable and the net loss for the period.

         Net cash used in investing activities in the six months ended June 30, 2004 was $3,057,646 compared to $67,087 net cash used in investing activities in the six months ended June 30, 2003. Net cash used in investing activities in the six months ended June 30, 2004 was for the Qualtech acquisition and for the purchase of fixed assets. Net cash used in investing activities in the six months ended June 30, 2003 was for the purchase fixed assets.

         Net cash provided by financing activities for the six months ended June 30, 2004 was $3,287,644. This was the result of the sale of common stock and warrants, reduced by payments on capital leases and payments on officer notes payable. Net cash used in financing for the six months ended June 30, 2003 was $134,435. This was the result of payments on officer notes payable and payments on capital leases.

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


         We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2004 and 2003 and do not expect any in the remainder of fiscal 2004. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Impact of Recently Issued Accounting Standards

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard had no impact on the Company's financial position or results of operations.



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


         As of June 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

Changes in internal control over financial reporting

         During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


Part II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted that he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached. On May 14, 2004, Mr. Loppert filed a second lawsuit, Case No. 441-N in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable settlement had been reached. The Company is presently evaluating whether to appeal. Additionally, the court ruled the Company must pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert may remain as an employee of the Company through September 30, 2004.

         The Company also is party to legal proceedings, which arise from time to time in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. Such estimate of potential impact on the Company could change in the future depending upon matters in suit and the course of specific litigation.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 26, 2004, in a Confidential Private Placement to certain investors, we completed the sale of 6,000,000 shares of our Common Stock at $.60 per share and 6,000,000 warrants. 3,000,000 of the warrants are exercisable for a period of five years at a price of $1.50 per share and 3,000,000 of the warrants are exercisable for a period of five years at a price of $3.60 per share. The exercise price of the warrants is subject to an adjustment, based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2004.

         On May 28, 2004, we completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. Under the terms of the agreement, QualTech's shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million is cash and $3.25 million is common stock.

         The following table lists all unregistered securities sold/issued by us between April 1, 2004 and June 30, 2004. These shares were issued to the persons listed below in connection with the sale of shares referred to above, and were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended or Rule 506 of Regulation D promulgated thereunder.





                                              Aggregate             Number                                Number of
                                              Amount of               of                                    Common
Name/Entity/Nature            Date of Sale   Consideration  Note    Persons      Issued For                 Shares
------------------            ------------   -------------  ----    -------      ----------                 ------

                                                                               Private Placement of
Barron Partners LP               May-04       $2,900,000      1        1              Shares              4,833,333
                                                                               Private Placement of
Michael H. Weiss                 May-04          $50,040      1        1              Shares                 83,400
                                                                               Private Placement of
Guerilla Partners LP             May-04         $429,960      1        1              Shares                716,600
                                                                               Private Placement of
Bismark Investment, Inc.         May-04         $100,000      1        1              Shares                166,667
                                                                               Private Placement of
Guerilla IRA Partners LP         May-04          $50,040      1        1              Shares                 83,400
                                                                               Private Placement of
Odin Partners LP                 May-04          $69,960      1        1              Shares                116,600
                                                                               Private Placement of
Joel L. Owens                    May-04       $2,848,413      2        1              Shares              1,715,911
                                                                               Private Placement of
Jolene L. Owens                  May-04         $401,587      2        1              Shares                241,920





                                              Aggregate             Number                                Number of
                                              Amount of               of                                    Common
Name/Entity/Nature            Date of Sale   Consideration  Note    Persons      Issued For                 Shares
------------------            ------------   -------------  ----    -------      ----------                 ------

                                                                                                       -------------
                               Total Shares Issued                                                        7,957,831
                                                                                                       =============


1. Represents an aggregate of 6,000,000 restricted shares of our common stock sold to 6 investors for a Represents an aggregate of 6,000,000 restricted shares of our common stock sold to 6 investors for a total of $3,600,000, or $.60 per share plus 6,000,000 warrants which transaction was exempt from total of $3,600,000, or $.60 per share plus 6,000,000 warrants which transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The investors registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The investors were either accredited investors or sophisticated investors, and the total offering was to less than 10 were either accredited investors or sophisticated investors, and the total offering was to less than 10 non-accredited investors. There was no general solicitation or advertising for the sale of these shares, non-accredited investors. There was no general solicitation or advertising for the sale of these shares, and the investors had access to or were provided with relevant financial and other information relating and the investors had access to or were provided with relevant financial and other information relating to us. The certificates representing the shares were legended to indicate that they were restricted. to us. The certificates representing the shares were legended to indicate that they were restricted.

2. Represents shares issued in connection with the acquisition of Qualtech International Corporation and Represents shares issued in connection with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share, which transaction was exempt from registration pursuant to Section Affiliate, valued at $1.66 per share, which transaction was exempt from registration pursuant to Section 4(2) of the Act. The certificates representing the shares were legended to indicate that they were 4(2) of the Act. The certificates representing the shares were legended to indicate that they were restricted. restricted.



ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.             OTHER INFORMATION

         None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
           See List of Exhibits filed as part of this quarterly report on Form 10-QSB.

Reports on Form 8-K
        1. Current Report on Form 8K filed with the Commission on June 9, 2004, under Item 5. "Other Events" reporting the sale of 6 million shares of common stock and 6 million warrants.
        2. Current Report on Form 8K filed with the Commission on June 10, 2004, under Item 2. "Acquisition of Assets" reporting the acquisition of Qualtech International Corporation and Qualtech Services Group.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINDSORTECH, INC.
                                   (Registrant)

Dated:    August 13, 2004          By:           /S/ MARC SHERMAN
                                         ---------------------------------------
                                                   Marc Sherman
                                              Chief Executive Officer

Dated:    August 13, 2004          By:        /S/ EDWARD L. CUMMINGS
                                         ---------------------------------------
                                                  Edward L. Cummings
                                         Vice President, Chief Financial Officer

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

2.2 Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.

3.1 Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **

3.2 Amended and Restated ByLaws of WindsorTech, Inc. (Incorporated herein reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

3.3 Action by Consent in Writing of a Majority of Stockholders dated May 19, 2004 concerning Amended and Restated By Laws.

4.1 Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated herein reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

4.2 Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.

4.3 Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.

4.4     Form of Common Stock  Purchase  Warrant at $1.50 per share dated May 28,
        2004.

4.5     Form of Common Stock  Purchase  Warrant at $3.60 per share dated May 28,
        2004

4.6 Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.

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

Exhibit Number   Description
---------------- ---------------------------------------------------------------
10.8 Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of April 24, 2002 (Incorporated herein reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

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

10.12   Employment and Non-Compete Agreement - Joel Owens

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