Form 10QSB
period 2004-09-30
WINDSORTECH INC
filed 2004-11-15
CIK 27960

As filed with the Securities and Exchange Commission on November 15, 2004
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-QSB
         (Mark One)

             |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                                 (609) 426-4666
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

         The number of shares outstanding of each class of our common equity as of November 1, 2004, is as follows:

       Class of Common Equity                        Number of Shares
       ----------------------                        ----------------
       Common Stock, par value $.01                     24,532,007


         Transitional Small Business Disclosure Format:

         Yes     No X
            ---    ---

                                WINDSORTECH, INC.

                                TABLE OF CONTENTS


 Item                                               Description                                                 Page

 PART I - FINANCIAL INFORMATION

    1. Financial Statements (all unaudited)
       Condensed Consolidated Balance Sheets -
           September 30, 2004 and December 31, 2003                                                               1
       Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 2004 and 2003                                                2
       Condensed Consolidated Statement of Stockholders' Equity -
           Nine Months Ended September 30, 2004                                                                   3
       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2004 and 2003                                                          4
       Notes to Condensed Consolidated Financial Statements                                                       5
    2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                             10
    3. Controls and Procedures
                                                                                                                 15

 PART II - OTHER INFORMATION

    1. Legal Proceedings                                                                                         15
    2. Unregistered Sales of Equity Securities and Use of Proceeds                                               16
    3. Defaults Upon Senior Securities                                                                           16
    4. Submission of Matters to a Vote of Security Holders                                                       16
    5. Other Information                                                                                         16
    6. Exhibits                                                                                                  16

 SIGNATURES                                                                                                      17

 EXHIBITS                                                                                                        18



PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     September 30,        December 31,
                                                                                             2004                2003
                                                                                  ------------------- -------------------
                                                         Assets
Current Assets
   Cash and cash equivalents                                                      $       322,885     $       270,155
   Accounts receivable, net of reserve of $30,000 in 2004 and $20,000 in 2003           1,623,173             223,326
   Accounts receivable - related party                                                     17,661              37,173
   Inventories                                                                          2,951,385             358,380
   Prepaid expenses and other current assets                                              148,689              46,906
   Deferred income taxes                                                                   37,470              14,528
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Current Assets                                                           5,101,263             950,468
Property and Equipment, Net                                                               390,857             263,187
Deposits And Other Assets                                                                  95,905              64,851
Goodwill                                                                                2,305,205                   -
Intangibles, Net                                                                        3,268,060                   -
Deferred Income Taxes                                                                      45,322             112,492
--------------------------------------------------------------------------------- ------------------- -------------------

                                                                                  $    11,206,612      $    1,390,998
================================================================================= =================== ===================

                                          Liabilities And Stockholders' Equity
Current Liabilities

   Current maturities of capital lease obligations                                $             -      $        7,555
   Accounts payable                                                                     1,277,801             268,958
   Accrued expenses                                                                       731,801             152,796
   Notes payable - short-term                                                             273,000                   -
   Deferred revenue                                                                       554,175                   -
   Accrued payroll                                                                        388,944             277,075
   Customer deposits and other current liabilities                                        172,714                   -
   Notes payable - principal stockholders, current portion                                100,000               7,192
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Current Liabilities                                                      3,498,435             713,576
Notes Payable - Principal Stockholders                                                    380,000             500,000
Capital Lease Obligations                                                                       -               3,403
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Liabilities                                                              3,878,435           1,216,979
--------------------------------------------------------------------------------- ------------------- -------------------

Stockholders' Equity
    Preferred shares: Authorized 5,000,000 shares in 2004
       and 2003, $0.01 par value, none issued                                                   -                   -
   Common shares: authorized 55,000,000 shares in 2004 and 35,000,000 in
      2003, $0.01 par value; 24,532,007 shares issued and outstanding in
      2004 and 16,468,754 shares issued and outstanding in 2003                           245,320             164,688
   Common stock warrants                                                                1,637,261             116,000
   Additional paid-in capital                                                           5,787,689             658,599
   Retained earnings (deficit)                                                           (342,093)           (765,268)
--------------------------------------------------------------------------------- ------------------- -------------------
         Total Stockholders' Equity                                                     7,328,177             174,019
--------------------------------------------------------------------------------- ------------------- -------------------
                                                                                   $   11,206,612       $   1,390,998
================================================================================= =================== ===================

--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.
                                                                          Page 1


                                WINDSORTECH, INC.
------------------------------------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For The Three and Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30
                                          ------------------------------------ ------------------------------------
                                                  2004               2003              2004               2003
                                          ----------------- ------------------ ----------------- ------------------

Revenue                                    $    8,195,264    $    1,496,252     $  15,737,595     $    5,035,208

Cost Of Sales                                   6,249,214         1,086,476        11,519,499          3,827,401
----------------------------------------- ----------------- ------------------ ----------------- ------------------

Gross Profit                                    1,946,050           409,776         4,218,096          1,207,807

Selling, General And Administrative
   Expenses                                     1,270,421           545,085         3,427,560          1,417,562

Depreciation And Amortization                     122,344            19,659           232,556             49,094

Interest Expense, net                              25,566            17,442            59,805             63,947
----------------------------------------- ----------------- ------------------ ----------------- ------------------

Income  (Loss) Before Provision For
   Income Taxes                                   527,719          (172,410)          498,175           (322,796)

Provision For Income Taxes                        247,396             1,100            75,000              2,200
----------------------------------------- ----------------- ------------------ ----------------- ------------------


Net Income (Loss)                          $      280,323    $     (173,510)    $      423,175    $     (324,996)
========================================= ================= ================== ================= ==================

Net Income  (Loss) Per Common Share -
   Basic                                   $        0.011    $       (0.011)    $        0.017    $       (0.021)
Net Income  (Loss) Per Common Share -
   Diluted                                 $        0.010    $       (0.011)    $        0.015    $       (0.021)
========================================= ================= ================== ================= ==================

Weighted Average Number Of Common
   Shares Outstanding -Basic                   24,478,772        16,349,284         24,333,402        15,392,540
Weighted Average Number Of Common
   Shares Outstanding -Diluted                 27,514,579        16,349,284         27,365,341        15,392,540
========================================= ================= ================== ================= ==================


--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.


                                WINDSORTECH, INC.
------------------------------------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2004
                                   (Unaudited)


                                           Common Stock                                  Additional         Retained         Total
                                  ----------------------------   Common Stock           Paid-in          Earnings      Stockholders'
                                        Number       Amount        Warrants             Capital          (Deficit)         Equity
                                  --------------- ------------ --------------- ---------------- ---------------- ------------------

Balance - December 31, 2003         16,468,754     $  164,688    $    116,000    $     658,599    $    (765,268)   $        174,019

Common Stock Warrants
Issued                                       -              -       1,521,261                -                -           1,521,261

Common Stock Issued                  6,000,000         60,000               -        1,716,389                -           1,776,389

Common Shares Issued For Qualtech
Acquisition                          1,957,831         19,578               -        3,230,422                -           3,250,000

Stock Option Compensation                    -              -               -            8,333                -               8,333

Shares Issued for Services             105,422          1,054               -          173,946                -             175,000

Net Income                                   -              -               -                -                              423,175
                                                                                                        423,175

------------------------------------------------- ------------ --------------- ---------------- ---------------- ------------------
Balance - September 30, 2004        24,532,007     $245,320      $  1,637,261    $   5,787,689    $    (342,093)   $      7,328,177
================================================= ============ =============== ================ ================ ==================


--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.
                                                                          Page 3



                                WINDSORTECH, INC.
------------------------------------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                           2004                 2003
                                                                                 -------------------- ------------------

Cash Flows From Operating Activities
   Net Income (Loss)                                                              $     423,175        $    (324,996)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  232,556               49,094
         Stock option compensation expense                                                8,333                    -
         Common Shares issued for services                                              175,000                    -
         Common Stock warrants issued for services                                            -               60,000
         Deferred tax benefit                                                            25,000                    -
         Changes in assets and liabilities:
            (Increase) in accounts receivable                                          (136,626)            (217,671)
            (Increase) decrease in inventories                                       (1,768,380)             265,280
            (Increase) in prepaid expenses and other assets                             (95,483)             (13,691)
            Increase (decrease) in accounts payable                                     405,363              (83,650)
            Increase in accrued expenses                                                841,972              139,623
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Provided By (Used In) Operating Activities                                     110,910             (126,011)
-------------------------------------------------------------------------------- -------------------- ------------------

Cash Flows From Investing Activities
     Payments for property and equipment                                                (74,645)             (90,213)
     Payments for trademark                                                              (3,010)                   -
     Payments for Qualtech acquisition, net of cash acquired                         (3,005,375)                   -
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Used In Investing Activities                                                (3,083,030)             (90,213)
-------------------------------------------------------------------------------- -------------------- ------------------

Cash Flows From Financing Activities
     Net proceeds from the sale of common stock and warrants                          3,300,000              554,731
     Net payments on notes payable                                                     (237,000)            (218,585)
     Net payments on notes payable - officers                                           (27,192)                   -
     Payments on capital lease obligations                                              (10,958)              (7,230)
-------------------------------------------------------------------------------- -------------------- ------------------
Net Cash Provided By Financing Activities                                             3,024,850              328,916
-------------------------------------------------------------------------------- -------------------- ------------------

Net Increase In Cash And Cash Equivalents                                                52,730              112,692

Cash And Cash Equivalents - Beginning Of Period                                         270,155               54,383
-------------------------------------------------------------------------------- -------------------- ------------------
Cash And Cash Equivalents - End of Period                                         $     322,885        $     167,075
================================================================================ ==================== ==================


--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.
                                                                          Page 4

1.       BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of September 30, 2004 and December 31, 2003 and for the three months and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

         We are a technology services company. We manage the information technology (IT) products of Fortune 1000 and government customers, specializing in data security and regulatory compliance. We turn our clients' IT liabilities into IT assets, by maintaining, refurbishing and/or reselling equipment. Prior to resale, the company utilizes its proprietary Department of Defense (DOD) level certified data sweep, eliminating otherwise recoverable data. We reduce our customers' potential liability by ensuring regulatory and environmental compliance for IT products. We also provide maintenance services for IBM mainframes and associated peripherals. We are now using the brand name "QSGI" to identify all of our products and services that we offer.

         We purchase excess, used and off-lease, "as-is" and refurbished IBM mainframes and associated IBM peripherals, midrange computers and pc computer equipment and related products worldwide from a variety of sources including Fortune 1000 companies, and leasing and finance companies. Our products are remarketed to brokers, exporters, wholesalers, retailers, value added resellers, schools, corporate end-users, or we disassemble them and remarketed them as component parts. They include a wide range of used, "as-is" and refurbished products, including mainframe and associated peripherals, midrange computers, notebook and desktop computers, monitors, processors, disk drives, CD's, DVD's, modems, printers and memory. We only remarket mainframe and associated peripherals that are manufactured by IBM. The majority of the pc computers we offer for sale are brand name Intel Pentium class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers. We consider these items to be our "principal product". We operate in one segment and consider the services we provide and the products we sell as our single source of revenue. Our business is marginally seasonal, with the July - September period usually being slower than other periods.


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


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows:




                                 Three Months Ended September 30,            Nine Months Ended September 30,
                        ------------------------------------------ ------------------------------------------
                                     2004                 2003                  2004                 2003
                                     ----                 ----                  ----                 ----
Basic                             24,478,772           16,349,284            24,333,402           15,392,540
Stock options                      1,815,349                    -             1,907,649                    -
Stock warrants                     1,220,458                    -             1,124,290                    -
                        --------------------- -------------------- --------------------- --------------------
Diluted                           27,514,579           16,349,284            27,365,341           15,392,540
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

         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's expenses for the three and nine months ended September 30, 2004 and 2003 would have increased. The pro forma amounts are indicated below:



                                                 Three Months Ended September 30,          Nine Months Ended September 30,
                                            -------------------------------------------- ------------------------------------
                                                     2004                   2003               2004                2003
                                            ---------------------- --------------------- ------------------ -----------------

Net income (loss), as reported                    $    280,323          $ (173,510)        $   423,175        $ (324,996)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                       3,800                  --               5,000                --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                  (1,193,349)                 --          (3,928,563)             (575)
Pro forma net income (loss)                       $   (909,226)         $ (173,510)        $(3,500,388)       $ (325,571)
Earnings (loss) per share:
Basic - as reported                               $      0.011          $   (0.011)        $     0.017        $   (0.021)
Diluted - as reported                             $      0.010          $   (0.011)        $     0.015        $   (0.021)
Basic - Pro forma                                 $     (0.037)         $   (0.011)        $    (0.144)       $   (0.021)
Diluted - Pro forma                               $     (0.037)         $   (0.011)        $    (0.144)       $   (0.021)

------------------------------------------- ---------------------- --------------------- ------------------ -----------------

         The weighted average per share fair value of the options granted was $1.48 and $1.22 for the three and nine months ended September 30, 2004, respectively and $0.003 for the three and nine months ended September 30, 2003. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2004               2003
                                     -------------------- ------------------

   Risk-free interest rates                         3.6%               2.9%
   Expected option lives                         5 years            5 years
   Expected volatilities                         109.71%                 0%
   Expected dividend yields                           0%                 0%

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

3.       INVENTORIES


         Inventories at September 30, 2004 and December 31, 2003 consist of:

                                                     2004                 2003
                                          -----------------    -----------------
   Finished goods                         $    2,590,083        $      276,794
   Inventory in transit                          376,302                96,586
   Allowance for excess and obsolescence         (15,000)              (15,000)
                                          -----------------    -----------------
                                          $    2,951,385        $      358,380
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


5.       FINANCING

         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002, February 28, 2003 and March 29,

2004 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. As of September 30, 2004, the outstanding principal stockholder loans were $480,000. $100,000 plus all accrued interest is due and payable on January 31, 2005. $380,000 plus all accrued interest is due and payable on January 31, 2006. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required. At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current "market value" determined by a professional valuation service. The Company and the principal stockholders also entered into an InterCreditor Agreement.


         During the year ended December 31, 2002, Qualtech International Corporation entered into a revolving credit loan with a bank. This loan provided for borrowings limited to the lesser of $750,000 or the borrowing base of 75% of eligible accounts receivable. Interest on the loan was payable monthly at prime (4.0% at September 30, 2004). The loan was secured by all of the assets of the Company and the personal guarantee of the former owners.


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

         At September 30, 2004, the Company had borrowings under this facility of $273,000 with additional availability of $501,000.


6.       ACQUISITIONS


         On May 28, 2004, we completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. QualTech International Corp sells refurbished IBM mainframes and associated IBM peripherals to companies around the world. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The acquisition was accounted for under the purchase method of accounting. Identifiable intangible assets of $3,400,000 have been recorded based upon preliminary estimates as of the date of acquisition. The excess of purchase price over the fair value of the assets and liabilities of $2,305,205 was recorded as goodwill. Any changes to the preliminary estimates will be reflected as an adjustment to goodwill. Preliminary estimates were obtained using the assistance of an outside valuation company. Under the terms of the agreement, QualTech's shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million was cash and $3.25 million was common stock.


         In considering the benefits of the Qualtech acquisitions, management recognized the strategic complement of Qualtech's products, services and customer database. This complement provides a strong platform for further development of our pc asset management services.


         The results of Qualtech have been included in the Condensed Consolidated Financial Statements since May 1, 2004. Unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Qualtech been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.




                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                           2003                    2004              2003

Revenue                                               $ 6,107,041             $ 24,379,802     $ 16,512,841

Net Income                                               $ 72,763                $ 623,037          339,899

Net Income Per Common Share - Basic                       $ 0.003                  $ 0.025          $ 0.015

Net Income Per Common Share - Diluted                      $0.002                  $ 0.020          $ 0.011



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

RECENT DEVELOPMENTS

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted that he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached. On May 14, 2004, Mr. Loppert filed a second lawsuit, Case No. 441-N in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable settlement had been reached. Additionally, the court ruled the Company must pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert may remain as an employee of the Company through September 30, 2004. The Company recorded a settlement expense in the quarter ended June 30, 2004. The Company does not expect a material impact on its cash flows, as the options in question are a non-cash item. On July 27th, 2004, the Company determined to appeal the Court's ruling. If the ruling is reversed, the accounting charges reflecting settlement expense will likely be reversed.

         On July 27, 2004, the Company received notice from the Securities and Exchange Commission that its registration statement on Form SB-2 for the registration of 28,876,839 shares of stock became effective.

         On October 20, 2004, the Company filed a registration statement on Form S-8 to register the issuance of up to 9,238,292 shares of common stock pursuant to the Windsortech, Inc. 2002 Flexible Stock Plan.

         On September 17, 2004, in an Action by Consent in Writing of a Majority of Shareholders, the number of shares which the Corporation is authorized to issue was increased from 35 million shares of Common Stock, par value $.01 per share to 55 million shares of Common Stock, par value $.01 per share.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations.


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    -------------------------------- ------------------------------
                                                            2004             2003             2004          2003
                                                    --------------- ---------------- -------------- ---------------
                                                              %                %              %               %
Revenue                                                    100.0            100.0          100.0           100.0




Cost Of Sales                                               76.3             72.6           73.2            76.0
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Gross Profit                                                23.7             27.4           26.8            24.0
Selling, General And Administrative Expenses                15.5             36.4           21.8            28.2
Depreciation And Amortization                                1.5              1.3            1.5             1.0
Interest Expense, net                                        0.3              1.2            0.3             1.3
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Income (Loss) Before Provision For Income Taxes              6.4            (11.5)           3.2            (6.5)
Provision For Income Taxes                                   3.0              0.1             .5               -
--------------------------------------------------- --------------- ---------------- -------------- ---------------
Net Income (Loss)                                            3.4            (11.6)           2.7            (6.5)
=================================================== =============== ================ ============== ===============


Quarter Ended September 30, 2004 Compared to Quarter Ended September, 2003


         Revenue for the quarter ended September 30, 2004 was $8,195,264 compared to revenue of $1,496,252 for the quarter ended September 30, 2003, a $6,699,012 increase, or 447.7%. $5,820,051 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business, which came from our increased market penetration.


         Gross profit for the quarter ended September 30, 2004 was $1,946,050 compared to a gross profit of $409,776 for the quarter ended September 30, 2003, a $1,536,274 increase, or 374.9%. Gross margin was 23.7% for the quarter ended September 30, 2004 compared to 27.4% for the quarter ended September 30, 2003.


         Gross margin for 2004 decreased over the same period in 2003. The decrease in gross margin came mainly as a result of a prepayment for product that, as we did our quality control, was found to contain confidential information. It took our "Fortune 100" customer approximately 6 weeks to determine how it wanted to handle its own quality control situation. Our decision to provide this courtesy to our customer temporarily strained our cash position and reduced our inventory turns on our higher gross profit inventory.


         Selling, general and administrative expenses for the quarter ended September 30, 2004 were $1,270,421 compared to selling, general and administrative expenses of $545,085 for the quarter ended September 30, 2003, a $725,336 increase, or 133.1%. Of this increase, $162,000 was from the acquired companies, $72,000 from increased professional fees and the balance due to the use this quarter of public relations firms, the increased use of temporary agencies to obtain qualified personnel, and salary increases.


         Depreciation and amortization for the quarter ended September 30, 2004 was $122,344 compared to depreciation and amortization of $19,659 for the quarter ended September 30, 2003, a $102,685 increase, or 522.3%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2003.


         Interest expense for the quarter ended September 30, 2004, was $25,566 compared to interest expense of $17,442 for the quarter ended September 30, 2003, a $8,124 increase, or 46.6%, commensurate with a increase in the level of the Company's borrowings.


         In the quarter ended September 30, 2004, the Company recorded income tax expense of $247,306. The Company's effective tax rate is higher than the statutory rate because the amortization expense recorded on certain intangible assets acquired in our recent acquisition is not deductible for tax purposes. In the quarter ended September 30, 2003, the company did not record any federal tax benefit, because it increased its valuation allowance against its deferred tax assets, and expensed its minor state tax obligation.


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003


         Revenue for the nine months ended September 30, 2004 was $15,737,595 compared to revenue of $5,035,208 for the nine months ended September 30, 2003, a $10,702,387 increase, or 212.6%. $7,361,939 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business, which came from our increased market penetration.


         Gross profit for the nine months ended September 30, 2004 was $4,218,096 compared to a gross profit of $1,207,807 for the nine months ended September 30, 2003, a $3,010,289 increase, or 249.2%. Gross margin was 26.8% for the nine months ended September 30, 2004 compared to 24.0% for the nine months ended September 30, 2003.


          During the nine months ended September 30, 2003, the company was faced with a market and an economy that slowed down partially due to the war in Iraq. As a result, we had to sell product at lower margins to attract buyers. Our trend of better margins in the fourth quarter of 2003 continued through the nine months ended September 30, 2004. This trend is the result of our ability to acquire product at more favorable prices and our shift in revenue mix from selling complete systems to selling parts, where the margins are better.


         Selling, general and administrative expenses for the nine months ended September 30, 2004 were $3,427,560 compared to selling, general and administrative expenses of $1,417,562 for the nine months ended September 30, 2003, a $2,009,998 increase, or 141.8%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, $785,000 attributable to the companies acquired, $147,000 from increased professional fees mostly attributable to the settlement of a lawsuit, and the balance due to the use of public relations firms, increased use of temporary agencies to obtain qualified personnel, and salary increases.


         Depreciation and amortization for the nine months ended September 30, 2004 was $232,556 compared to depreciation and amortization of $49,094 for the nine months ended September 30, 2003, an $183,462 increase, or 373.7%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2003.


         Interest expense for the nine months ended September 30, 2004, was $59,805 compared to interest expense of $63,947 for the nine months ended September 30, 2003, a $4,142 decrease, or (6.5)%, commensurate with the decrease in the Company's borrowings.

         In the nine months ended September 30, 2004, the Company recorded income tax expense of $75,000. The Company's effective tax rate is lower than the statutory rate due to a decrease in the valuation allowance recorded against the Company's deferred tax asset. This reduction was recorded in the second quarter of 2004 from the reversal of valuation allowances previously established against the Company's deferred tax assets, as the Company anticipates that such benefit is more likely than not to be realized. In the nine months ended September 30, 2003, the company did not record any federal tax benefit, because it increased its valuation allowance against its deferred tax assets, and expensed its minor state tax obligation.

Geographic Areas

          We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.


Liquidity and Capital Resources

         Net cash provided by (used in) operating activities in the nine months ended September 30, 2004 and 2003, was $110,910 and $(126,011), respectively. Net cash provided by operating activities during the period ended September 30, 2004 was primarily as a result of net income, and increase in accounts payable and accrued expenses, offset by an increase in accounts receivable, increase in inventories, and an increase in prepaid expenses. Net cash used in operating activities during the period ended September 30, 2003 was the result of a net loss for the period, an increase in accounts receivable, a decrease in accounts payable offset by a decrease in inventory, and an increase in accrued expenses.

         Net cash used in investing activities in the nine months ended September 30, 2004 was $3,083,030 compared to $90,213 net cash used in investing activities in the nine months ended September 30, 2003. Net cash used in investing activities in the nine months ended September 30, 2004 was for the Qualtech acquisition and for the purchase of fixed assets. Net cash used in investing activities in the nine months ended September 30, 2003 was for the purchase fixed assets.

         Net cash provided by financing activities for the nine months ended September 30, 2004 was $3,024,850. This was the result of the sale of common stock and warrants, reduced by payments on capital leases and payments on notes payable. Net cash provided by financing activities for the nine months ended September 30, 2003 was $328,916. This was the result of the sale of common stock and warrants, reduced by payments on officer notes payable and payments on capital leases.

         Although cash flow was negatively impacted during the quarter due to a prepayment for product that was found to contain confidential information as described above in Management's Discussion and Analysis for the three months ended September 30, 2004, additional funds were received by the Company in October, 2004 through the exercise of warrants and options. We believe that this cash along with cash generated from operations, will be sufficient to meet our near term cash requirements, as well as the cash required to support additional sales personnel that will help grow our business. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

         We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding.


         We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2004 and 2003 and do not expect any in the remainder of fiscal 2004. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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


         As of September 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

Changes in internal control over financial reporting

         During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


Part II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted that he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached. On May 14, 2004, Mr. Loppert filed a second lawsuit, Case No. 441-N in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable settlement had been reached. Additionally, the court ruled the Company must pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert may remain as an employee of the Company through September 30, 2004. On July 27, 2004, the Company determined to appeal the Court's ruling to the Delaware Supreme Court.

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


ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                              WINDSORTECH, INC.
                              (Registrant)

Dated:    November 12, 2004   By:                  /S/ MARC SHERMAN
                                    --------------------------------------------
                                                     Marc Sherman
                                                Chief Executive Officer

Dated:    November 12, 2004   By:               /S/ EDWARD L. CUMMINGS
                                    --------------------------------------------
                                                  Edward L. Cummings
                                        Vice President, Chief Financial Officer

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

         3.3 Action by Consent in Writing of a Majority of Stockholders dated May 19, 2004 concerning Amended and Restated By Laws.

         3.4 Action by Consent in Writing of a Majority of Stockholders dated September 17, 2004 increasing the number of shares of the Corporation

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

         31.1*** Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2*** Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1*** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*    Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant's Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
***  Attached hereto.

There are no other  documents  required to be filed as an Exhibit as required by
Item 601 of Regulation S-B.