Form 10KSB
period 2004-12-31
WINDSORTECH INC
filed 2005-03-29
CIK 27960

As filed with the Securities and Exchange Commission on March 29, 2005
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         Issuer's revenues for its most recent fiscal year: $22,079,796


         The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 18, 2005, as reported on the Over the Counter Bulletin Board ("OTCBB") under the symbol "WRST.OB," was approximately $ 76,573,769 (27,845,007 shares x $2.75 per share). There is no officer who owns more than 10% of the shares of Common Stock.


         The number of shares outstanding of each class of our common equity as of March 18, 2005 is as follows:

Class of Common Equity                             Number of Shares
----------------------                             ----------------
Common Stock, par value $.01                          27,845,007


                                TABLE OF CONTENTS

  ITEM                                             DESCRIPTION                                               PAGE


                                                      PART I

   1.      Description of Business                                                                            1
   2.      Description of Property                                                                            8
   3.      Legal Proceedings                                                                                  9
   4.      Submissions of Matters to a Vote of Security Holders                                               10


                                     PART II

   5.      Market for Common Equity and Related Stockholder Matters                                           10
   6.      Management's Discussion And Analysis of Financial Condition and Results of Operations              15
   7.      Financial Statements                                                                               29
   8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               29
   8A.     Controls and Procedures                                                                            29

                                                     PART III

   9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                                                                30
   10.     Executive Compensation                                                                             33
   11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters                                                                                            36
   12.     Certain Relationships and Related Transactions                                                     37
   13.     Exhibits                                                                                           40
   14.     Principal Accountant Fees and Services                                                             40


           Signatures                                                                                         41
           Financial Statements and Exhibits                                                                  43


                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

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

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships; the successful consummation and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the products we sell and the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.



REFERENCES

         References in this form 10-KSB to "we", "us," "our," "the Company," and "Windsortech," mean Windsortech, Inc. and our subsidiaries, unless the context otherwise requires.

WHAT WE DO

         We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). In October, 2004, WindsorTech launched its brand extension, QSGI, to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

SEGMENTS

         Our company operates in three segments that clearly focus our services into easy-to-understand categories for our target audiences:

         A.       Data Security & Compliance

                  We provide data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers and servers) have come to the end of their life cycle. These services include:

                           - Data erasure to Department Of Defense standards for
                             hard drives
                           - Environmental  compliance (proper recycling or safe
                             disposal) for IT assets
                           - IT asset  remarketing  for IT  assets  with  market
                             value
                           - Asset  Auditing/Life  Cycle Management which allows
                             customers to minimize their overall IT expenditure and maximize their return on investment.

         B.       Data Center Hardware

                  We are the leading reseller of refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products to companies around the world.

         C.       Data Center Maintenance

                  We provide hardware maintenance services for enterprise-class hardware and Data Center consulting to companies throughout the United States.

         Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

Data Security & Compliance Segment:

         We are a "best practice" provider of data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of services to help companies with these assets to ensure compliance with federal and state mandates regulating the donation or disposal of such assets.

         Our services include:
          - Data security through Department of Defense hard drive data erasure
          -    IT asset management with IT auditing and reporting
          - IT remarketing to reduce/eliminate fees associated with hard drive data erasure and auditing the assets
          - Environmental compliance services for IT assets with no market value

         Our data security and destruction services help companies achieve regulatory compliance with federal legislation including:

          - Gramm-Leach-Bliley Act - Requires companies which engage in financial activities such as insurance companies, banks, brokerage firms, etc. to ensure the security and confidentiality of customer information and protect against anticipated threats or hazards to information.

          - Health Insurers Portability & Accounting Act of 1996 (HIPPA) - Requires healthcare companies to ensure the confidentially of all protected health information and protect against anticipated threats or hazards to information.

          - Sarbanes-Oxley Act - Requires all publicly traded companies to protect investors by improving the accuracy and reliability of corporate disclosures. Requires companies to track the complete life cycle of all IT assets for seven years.

          - FTC FACT Act - Requires companies to protect consumers against unauthorized access to credit report information "in connection with the disposal" of computer and other records by erasure of hard drives.

          -    Environmental   Compliance  -  requires  that  the  recycling  of
               computers and related products be managed in a manner that is protective of human health and the environment.

         Our services are designed to help our clients to:
          - reduce the burdens of liability associated with regulatory compliance of IT assets.
          -    reduce the overall expense of achieving regulatory compliance.
          -    reduce the total cost of ownership for IT hardware.
          - permit IT professionals to focus on rapid changes in technology, service their internal clients and make sure their IS/IT infrastructure is proactively helping their company maintain a competitive edge in the marketplace.

         The market is highly fragmented with critical legislation driving the demand. There is no other technology services company offering similar IT "life cycle" services ranging from PCs to Mainframes. According to a recent Gartner, Inc. estimate, 125 million computers are estimated to be coming out of service in the US in 2005.

         As a compliment to the services we provide, on October 27, 2003 we filed U.S. Patent Application titled "System and Method of Erasing a Hard Drive via a Computer Network." Our product is called, "EraseYourHardDrive.com." This product and the method of erasing a hard drive via a computer network provide an easy, fast and effective way for erasing hard drives, which meets US Department of Defense standards for hard drive sanitation.

         In addition, the Data Security and Compliance segment re-sells a wide range of used and refurbished computer products, including servers, laptop and desktop computers, monitors, PC processors, CD/DVD disk drives, modems, printers and memory.

         Our Data Security & Compliance group has technical facilities in New Jersey, a retail sales and marketing office in Minnesota and wholesale sales offices in New Hampshire and Florida.

Data Center Hardware Segment:

         We are a reseller of refurbished enterprise-class hardware and associated peripheral products to companies around the world. Our strength comes from a significant presence in worldwide markets as the leading provider of refurbished mainframes and associated peripherals. More importantly, in this hardware niche, there are no other significant competitors.

         The enterprise-class products that we market include:
          -    IBM mainframe products
          -    IBM midrange products (AS/400 and RS/6000)
          -    IBM/OEM tape storage
          -    IBM/OEM disk storage
          -    Hitachi Data Systems (HDS) products
          -    EMC products
          -    Connectivity products, controllers and mainframe printers

         Very few resellers of enterprise-class hardware are able to offer data center managers refurbished mainframe products as well as technical expertise across all hardware categories found in the typical data center.

         Because enterprise-class hardware is designed and manufactured to be reliable spanning several years, an alternative - such as QSGI - to choosing "new" hardware offers significant savings to our target audience.

         Businesses that have already made purchasing decisions and saved money in the secondary market understand that there is often a fine line between "latest" technology and "current" technology. IBM, for example, recently introduced both the z990 and z890 mainframe. This new hardware is able to perform a variety of functions that make it unique and attractive for "early adopters" and those that believe that having the "latest" is best. Others understand, however, that technology that is only one year old can easily meet their data center requirements - that year-old technology is still "current" for their purposes. Yet, the key difference is that those who choose "current" technology (as opposed to "latest") do not absorb the initial depreciation and may pay only a fraction of the price of "new" technology.

         Currently, IBM is the only manufacturer of mainframes in the world marketplace. This gives IBM the luxury of having no competition for new mainframes. The lack of competition for new mainframes creates a unique opportunity for us to sell used mainframes to customers needing to control capital budgets for IT hardware.

         Technology that is introduced by IBM is often available in the used marketplace as early as 9-12 months after being introduced as a result of companies merging data centers, filing bankruptcy, upgrading to the latest technology, or when hardware goes off lease. In many instances, the hardware is shipped to our offices in Eagan, Minnesota, where it is tested, refurbished and typically upgraded.

         The key to our success is rooted in the information we glean through our retail efforts and our wholesale efforts. QSGI is typically involved in greater than 80 percent of all refurbished mainframe bids in the United States. To source enterprise-class hardware, our wholesale efforts are aware of nearly all mainframes that are - or about to become - available in the world. Access to this database of clients allows us to cross-market our other services that we offer.

         Our Data Center Hardware group has its technical facilities in Minnesota along with sales and marketing. In addition, it has technical and sales offices in Connecticut, Florida, Illinois and California.

Data Center Maintenance Segment:

         We provide hardware maintenance services on enterprise-class hardware and associated peripheral products to companies around the United States. Either as a separate service from the hardware sale or sold as a service along with a sale of hardware, our maintenance programs are a source of significant savings and reliability for clients.

         Products we maintain include:
          -    IBM mainframe products
          -    IBM midrange products
          -    IBM/OEM tape storage
          -    IBM/OEM disk storage
          -    Hitachi Data Systems (HDS) products
          -    EMC products
          -    Connectivity products and controllers

         Our competitive advantages that make our services valuable for our corporate end-users as well as leasing companies needing to manage "off-lease" enterprise-class hardware include:
          -    our technical expertise.
          - our ready access to a strategic inventory of critical back-up parts.
          -    our reduced pricing as compared to our competitors.
          - our greater expertise on multiple platforms including the heart of the data center, "the Mainframe."

         All training and back-up parts management for Data Center Maintenance is located in Minnesota; however, we have technical coverage and offices in Pennsylvania, Michigan, Wisconsin, Iowa, Missouri, Texas, Colorado and Wyoming.


DEPENDENCE ON MAJOR CUSTOMERS

         With the exception of our hardware maintenance contracts which can be up to three years in length, we do not have any exclusive long-term arrangements with our customers for the continued sales of our product. At present, we operate solely in the United States and have no assets in foreign countries.

         We sell and deliver our technology services to customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2004 and 2003, sales to our top ten customers comprised 39% and 51% of our revenue, respectively. In each of the periods referred to, Keystone Memory Group, a "related party" for accounting purposes, was one of our top ten customers.

         A portion of our revenues is also derived from export sales. For the years ended December 31, 2004, and 2003, export sales comprised 18% and 30% of revenue, respectively.

Backlog

         Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis could have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Employees

         As of March 18, 2005, we employed 56 full-time and nineteen part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.


Available Information

         Our Internet website address is http://www.qsgi.com. We make available free of charge through our Internet website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.


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

RECENT DEVELOPMENTS

Change in Authorized Share Capital

         On September 17, 2004, in an Action by Consent in Writing of a Majority of Shareholders, the Company's majority shareholders voted to amend the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company. The majority shareholders approved an increase in the number of common shares which the Corporation is authorized to issue from Thirty-five Million (35,000,000) shares of Common Stock, par value $.01 per share, to Fifty-five Million (55,000,000) shares of Common Stock, par value $.01 per share. No change was made to the Five Million (5,000,000) shares of Preferred Stock, par value $.01 per share that the Company is authorized to issue. On October 19, 2004, the Company filed an appropriate amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Other Information

         On January 13, 2003, R. Keith Elliott was appointed as a member of our board of directors to fill a vacancy. On May 27, 2003, Andrew Paciocco resigned as a member of our board of directors for personal reasons. On November 1, 2003, Seth A. Grossman was appointed to fill the vacancy.

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

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted that he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached. On May 14, 2004, Mr. Loppert filed a second lawsuit, Case No. 441-N in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable settlement had been reached and further ruled that the Company was required to pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert continued as an employee of the Company through September 30, 2004. On July 27th, 2004, the Company determined to appeal the Court's ruling to the Delaware Supreme Court.

            On November 18, 2004, the Company filed a Complaint against Mr. Loppert in the Circuit Court for Palm Beach County, Florida, Case No. 502004CA010870XXXXMB, in which the Company asserted that, if any settlement agreement had been reached between the Company and Mr. Loppert, such agreement had been induced by improper conduct and was thereby voidable.

         On January 7, 2005, Mr. Loppert brought an action in the Superior Court of New Jersey, Case No. L000020-05, against two officers of the Company, Marc Sherman and Edward Cummings, and two former officers, Carl Saracino and Michael Sheerr, alleging that each owed Mr. Loppert approximately $110,000.00 in connection with loans made to each of them which were then loaned to the Company.

         On January 31, 2005, the Delaware Supreme Court affirmed the Chancery Court's June 25, 2004 decision.

         On March 15, 2005, all claims and litigation between Mr. Loppert and the Company and Messrs. Sherman, Cummings, Saracino and Sheerr were resolved pursuant to agreement. The Company, Mr. Loppert and each party released all opposing parties for all claims existing as of the date of settlement.

         On May 26, 2004, in a Confidential Private Placement to certain investors, we completed the sale of 6,000,000 shares of our Common Stock at $.60 per share and 6,000,000 warrants. 3,000,000 of the warrants are exercisable for a period of five years at a price of $1.50 per share and 3,000,000 of the warrants are exercisable for a period of five years at a price of $3.60 per share. In October 2004, the Company issued warrants with an exercise price of $2.00 to certain of the $1.50 warrant holders in exchange for their exercise of 500,000 warrants for which the Company received $750,000.

         On May 28, 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. Under the terms of the agreement, QualTech's shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.6 million of which $3.25 million was in cash, $3.25 million was in the Company's common stock and $100,000 was in direct acquisition costs, primarily legal fees.

         On July 27, 2004, the Company received notice from the Securities and Exchange Commission that its registration statement on Form SB-2 for the registration of 28,876,839 shares of stock became effective.

         On October 20, 2004, the Company filed a registration statement on Form S-8 to register the issuance of up to 9,238,292 shares of common stock including common stock pursuant to the Windsortech, Inc. 2002 Flexible Stock Plan.

         As of February  14,  2005,  Joel L. Owens  resigned as Chief  Operating
Officer. He continues his employment as Executive Vice-President of the Company's Data Center Hardware and Data Center Services groups.


ITEM 2.         DESCRIPTION OF PROPERTY


         Our Data Security and Compliance segment leases approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $159,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This facility, with approximately 34,000 feet of warehouse space, is in good condition and ideally suited to our existing business and has adequate and sufficient capacity for our current and estimated future business needs. This lease expires in September 2006.


         This segment also leases approximately 1,400 square feet of office space in Portsmouth, New Hampshire pursuant to a three-year lease at a current annual rental of approximately $30,000, escalating each year. This lease expires in October 2007.

         Our Data Center Hardware and Data Center Maintenance segments lease approximately 30,000 square feet of general warehouse and office space in Eagan, Minnesota pursuant to a five-year lease at a current rental of approximately $13,000, escalating in August 2006 to approximately $15,000 per month. This facility is in good condition and ideally suited to our existing business and has adequate and sufficient capacity for our current and estimated future business needs. This lease expires in October 2009.


         Rent expense and other charges totaled $305,792 and $192,305 for the years ended December 31, 2004 and 2003, respectively.


         The approximate minimum payments required under the lease for the years 2005 - 2009 are as follows:

Year                                               Amount
------------------------------------ ----------------------

2005                                              398,000
2006                                              380,000
2007                                              217,000
2008                                              187,000
2009                                              148,000
------------------------------------ ----------------------
                                              $ 1,321,000
==================================== ======================

ITEM 3.           LEGAL PROCEEDINGS

         On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted he remained a director and officer of the Company notwithstanding the Company's position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached.

         On May 14, 2004, Mr. Loppert filed a second lawsuit in the Chancery Court, Case No. 441-N, in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company's common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable agreement had been reached and further ruled that the Company was required to pay Mr. Loppert's legal fees related to this matter. Based upon the Court's decision in this matter, Mr. Loppert continued as an employee of the Company through September 30, 2004. On July 27, 2004, the Company determined to appeal the Court's ruling to the Delaware Supreme Court.

         On November 18, 2004, the Company filed a Complaint against Mr. Loppert in the Circuit Court for Palm Beach County, Florida, Case No. 502004CA010870XXXXMB, in which the Company asserted that, if any settlement agreement had been reached between the Company and Mr. Loppert, such agreement had been induced by improper conduct and was thereby voidable.

         On January 7, 2005, Mr. Loppert brought an action in the Superior Court of New Jersey, Case No. L000020-05, against two officers of the Company, Marc Sherman and Edward Cummings, and two former officers, Carl Saracino and Michael Sheerr, alleging that each owed Mr. Loppert approximately $110,000.00 in connection with loans made to each of them which were then loaned to the Company.

         On January 31, 2005, the Delaware Supreme Court affirmed the Chancery Court's June 25, 2004 decision.

         On March 15, 2005, all claims and litigation between Mr. Loppert and the Company and Messrs. Sherman, Cummings, Saracino and Sheerr were resolved pursuant to agreement. The Company, Mr. Loppert and each party released all opposing parties for all claims existing as of the date of settlement.


         The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. The estimate of potential impact on the Company could change in the future.


                                     PART II


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 19, 2004, by Action of Consent of Majority Shareholders. David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.

         On September 17, 2004, in an Action by Consent in Writing of a Majority of Shareholders, the Company's majority shareholders voted to amend the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company. The majority shareholders approved an increase in the number of common shares which the Corporation is authorized to issue from Thirty-five Million (35,000,000) shares of Common Stock, par value $.01 per share, to Fifty-five Million (55,000,000) shares of Common Stock, par value $.01 per share. No change was made to the Five Million (5,000,000) shares of Preferred Stock, par value $.01 per share that the Company is authorized to issue. On October 19, 2004, the Company filed an appropriate amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "WSRT.OB." Our Common Stock became listed on October 24, 2003.

         The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company's Common Stock as reported on the OTC Bulletin Board:


Years Ended December 31, 2004                    High                 Low
     First Quarter                             $ 4.40              $ 2.00
     Second Quarter                              2.30                1.05
     Third Quarter                               2.25                1.19
     Fourth Quarter                              3.57                1.65

Years Ended December 31, 2003
     First Quarter                                 --                  --
     Second Quarter                                --                  --
     Third Quarter                                 --                  --
     Fourth Quarter                              4.05                1.90

Holders

         As of March 18, 2005, there were approximately 3,300 holders of record of the Company's Common Stock and the closing price was $2.75. Because many of the outstanding shares of the Company's Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

         The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company intends to use any earnings, which may be generated, to finance the growth of the businesses. The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

         Set forth in the table below is information, as of December 31, 2004, regarding securities authorized for issuance under equity compensation plans:



                                                                                             Number of securities
                                                                                            remaining available for
                                  Number of Securities to     Weighted-average exercise      future issuance under
                                be issued upon exercise of      price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
Plan Category                                   (a)                      (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans
approved by security holders                 6,275,000                      $1.428                     1,333,292

Equity compensation plans not
approved by security holders                 1,350,000                      $0.026                         -

------------------------------- ---------------------------- ---------------------------- ----------------------------
         Total                               7,625,000                      $1.18                      1,333,292
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

         These shares were issued to the persons listed below in connection with
(1) the formation of WindsorTech, (2) the Merger, (3) a transaction fee in connection with the merger, (4) services rendered to Delta, (5) stock in lieu of compensation and, unless otherwise indicated, were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, (6)(7)(8) Private Placement Shares, (9) the acquisition, (10) the exercise of stock options, (11) the exercise of stock warrants, or (12) services rendered.

                                                             Number of                                 Number of Common
Name/Entity/Nature                  Date Issued     Note      Persons             Issued For                 Shares
------------------                  -----------     ----      -------             ----------                 ------
Edward L. Cummings                  Oct - 2001        1          1          Capital Contribution              5,000,000
David A. Loppert                    Oct - 2001        1          1          Capital Contribution              5,000,000
Carl C. Saracino                    Oct - 2001        1          1          Capital Contribution              5,000,000
Michael P. Sheerr                   Oct - 2001        1          1          Capital Contribution              5,000,000
Marc Sherman                        Oct - 2001        1          1          Capital Contribution              5,000,000

Edward L. Cummings                  Jan - 2002        2          1          Merger Consideration              1,800,000
David A. Loppert                    Jan - 2002        2          1          Merger Consideration              1,800,000
Carl C. Saracino                    Jan - 2002        2          1          Merger Consideration              1,800,000



                                                             Number of                                 Number of Common
Name/Entity/Nature                  Date Issued     Note      Persons             Issued For                 Shares
------------------                  -----------     ----      -------             ----------                 ------
Michael P. Sheerr                   Jan - 2002        2          1          Merger Consideration              1,800,000
Marc Sherman                        Jan - 2002        2          1          Merger Consideration              1,800,000

Leonard P. Stone                    Jan - 2002        3          1               Finders Fee                    450,000
William J. Barbera                  Jan - 2002        3          1               Finders Fee                    180,000

Frederic E. Smithline               Jan - 2002        4          1            Services Rendered                 600,000

Brian Cockerham                     Dec - 2002        5          1              Compensation                      5,000
Edward L. Cummings                  Dec - 2002        5          1              Compensation                    500,000
Erik Cummings                       Dec - 2002        5          1              Compensation                     50,000
David Harris                        Dec - 2002        5          1              Compensation                    150,000
Robert Jackson                      Dec - 2002        5          1              Compensation                    150,000
David A. Loppert                    Dec - 2002        5          1              Compensation                    500,000
Eleanor McDonald                    Dec - 2002        5          1              Compensation                      5,000
Wayne Neuls                         Dec - 2002        5          1              Compensation                      5,000
Lou Nuccio                          Dec - 2002        5          1              Compensation                     50,000
Carl C. Saracino                    Dec - 2002        5          1              Compensation                    500,000
Michael P. Sheerr                   Dec - 2002        5          1              Compensation                    500,000
Marc Sherman                        Dec - 2002        5          1              Compensation                    500,000

Stanley Adelman                      July - 03        6          1        Private Placement Shares                5,000
Harvey Albert                        July - 03        6          1        Private Placement Shares               15,000
Mike Belise & Linda A Gary           July - 03        6          2        Private Placement Shares               71,429
Bismark Intervest, Inc.              July - 03        6          1        Private Placement Shares              300,000
Edward L. Cummings                   July - 03        6          1        Private Placement Shares               61,200
John R. Doss                         July - 03        6          1        Private Placement Shares              300,000
Steven Gadon & Barbara Gadon         July - 03        6          2        Private Placement Shares               85,000
Andrew L. Granat                     July - 03        6          1        Private Placement Shares               15,000
Alan J Haber                         July - 03        6          1        Private Placement Shares                3,000
Barry S. Hanburger                   July - 03        6          1        Private Placement Shares                2,500
Bernard & Carol Harris, JT TEN       July - 03        6          2        Private Placement Shares                2,000
WROS
John D. Wright, cust for             July - 03        6          1        Private Placement Shares                1,000
Jonathan Martin Harris, Minor
Rodney D. and Linda L. Johnson,      July - 03        6          1        Private Placement Shares                2,000
JT TEN WROS
Craig G. Langweiler                  July - 03        6          2        Private Placement Shares               10,000
Monte Lang & Lillian M Lang, JT      July - 03        6          2        Private Placement Shares               30,000
TEN WROS
Max & Delayne Loppert, JT TEN        July - 03        6          1        Private Placement Shares               70,000
WROS
Anne E.B. Loppert, Minor, David      July - 03        6          1        Private Placement Shares               43,500
A. Loppert, Custodian
Jeffrey E.B. Loppert, Minor,         July - 03        6          1        Private Placement Shares               43,500
David A. Loppert, Custodian
Martin Miller                        July - 03        6          1        Private Placement Shares                2,857
Robert & Penni Parker, JT TEN        July - 03        6          2        Private Placement Shares               14,300
WROS
RBC Dain Rauscher Custodian,         July - 03        6          1        Private Placement Shares               20,000
FBO Harvey Albert IRA
Lois G. Rosenberg                    July - 03        6          1        Private Placement Shares                  500
Paul Rosen & Wendy Rosen             July - 03        6          2        Private Placement Shares               85,000
Carl Saracino                        July - 03        6          1        Private Placement Shares               15,000
Philip & Lilyan Sherman, JT TEN      July - 03        6          2        Private Placement Shares               20,000
WROS
Michael P. Sheerr                    July - 03        6          1        Private Placement Shares               44,000
Alexandra J. Sherman, Minor,         July - 03        6          1        Private Placement Shares               28,433
Marc Sherman Custodian
Maximilian B. Sherman, Minor,        July - 03        6          1        Private Placement Shares               28,433
Marc Sherman Custodian
Zachary T. Sherman, Minor, Marc      July - 03        6          1        Private Placement Shares               28,434
Sherman Custodian
Jonathan E. Stoll                    July - 03        6          1        Private Placement Shares                2,500
Gail M. Thompson                     July - 03        6          1        Private Placement Shares                1,000
Jack B. Tull Sr.                     July - 03        6          1        Private Placement Shares                3,000
John D. & Dorothy J. Wright, JT      July - 03        6          2        Private Placement Shares                1,000
TEN WROS





                                                             Number of                                 Number of Common
Name/Entity/Nature                  Date Issued     Note      Persons             Issued For                 Shares
------------------                  -----------     ----      -------             ----------                 ------
Bismark Intervest, Inc.              July - 03        7          1        Private Placement Shares              100,000
Edith Newman Revocable Trust         July - 03        7          1        Private Placement Shares               20,000
Paul Lee Newman Roth IRA             July - 03        7          1        Private Placement Shares               50,000
Paul Lee Newman                      July - 03        7          1        Private Placement Shares               30,000
Michael Weiss                        May - 04         8          1        Private Placement Shares               83,400
Odin Partners, LP                    May - 04         8          1        Private Placement Shares              116,600
Barron Partners, LP                  May - 04         8          1        Private Placement Shares            4,833,333
Guerilla Partners, LP                May - 04         8          1        Private Placement Shares              716,600
Guerilla IRA Partners, LP            May - 04         8          1        Private Placement Shares               83,400
Bismark Investment                   May - 04         8          1        Private Placement Shares              166,667
Joel Owens                           May - 04         9          1               Acquisition                  1,715,911
Jolene Owens                         May - 04         9          1               Acquisition                    241,920
Robert Jackson                       Nov - 04        10          1        Exercise of Stock Options             200,000
Carl Saracino                        Nov - 04        10          1        Exercise of Stock Options             150,000
Michael Sheerr                       Nov - 04        10          1        Exercise of Stock Options             150,000
Guerilla IRA Partners, LP            Oct - 04        11          1       Exercise of Stock Warrants              41,700
Guerilla Partners, LP                Oct - 04        11          1       Exercise of Stock Warrants             358,300
Odin Partners, LP                    Oct - 04        11          1       Exercise of Stock Warrants              58,300
Michael Weiss                        Oct - 04        11          1       Exercise of Stock Warrants              41,700
Burger, Trailor, Farmer              Jul - 04        12          1       Shares Issued for Services             105,422
Burger, Trailor, Farmer              Dec - 04        12          1       Shares Issued for Services              18,000
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

8. Represents an aggregate of 6,000,000 shares of our own common stock sold to 6 investors for a total of $3,600,000, or $.60 per share, which transaction was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Investors were either accredited investors or sophisticated investors, and the total offering was less than 10 non-accredited investors. There was no general solicitation or advertising for the sale of these shares, and the investors had access to or were provided with relevant financial and other information relating to us.

9. Represents shares used in connection with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

10. Represents shares issued in connection with the exercise of common stock options.

11. Represents shares issued in connection with the exercise of common stock warrants.

12. Represents shares issued to Burger, Trailor & Farmer, P.A. for legal services rendered.

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

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships; the successful consummation and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the products we sell and the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

OVERVIEW

         We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). In October, 2004, WindsorTech launched its brand extension, QSGI, to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2004 and 2003.


                                                  Year Ended               Year Ended
                                             December 31, 2004       December 31, 2003
                                            -------------------------------------------------
                                                              %                        %
                                                              -                        -
  Revenue                                                 100.0                    100.0
  Cost of sales                                            75.4                     73.4
                                            -------------------------------------------------
  Gross profit                                             24.6                     26.6
  Selling, general and administrative
      expenses                                             21.9                     26.6
  Depreciation and amortization                             1.8                      1.0
  Interest expense                                          0.4                      1.0
                                            -------------------------------------------------
  Income (loss) before provision (benefit)                  0.5                     (2.0)
      for income taxes
  Provision (benefit) for income taxes                     (0.1)                      --
                                            -------------------------------------------------
  Net income (loss)                                         0.6                     (2.0)
                                            =================================================

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue for the year ended December 31, 2004 was $22,079,796 compared to revenue of $7,484,472 for the year ended December 31, 2003, a $14,595,324 increase, or 195.0%. $12,375,105 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business. Revenues increased because we were able to find new sources of product, which made more products available for sale and we increased our sales staff to help increase our market penetration.



     Our revenues categorized by products and services are as follows:

                           Year Ended               Year Ended
                      December 31, 2004       December 31, 2003

  Revenue
     Products               $ 20,605,647              $ 7,454,235
     Services                  1,474,149                   30,237
                     -------------------------------------------------
  Total Revenue             $ 22,079,796              $ 7,484,472
                     =================================================


     Our revenue by geographic segment is as follows:
--------------------------------------------------------------------------------

Years Ended December 31,                               2004         %          2003       %         Change  % Change

United States                                   $18,094,977       82%    $5,198,400     70%     12,896,577    248%
Asia                                                983,921        4%       817,707     11%        166,214     20%
Europe                                              382,866        2%       349,715      5%         33,151     10%
Africa                                              604,686        3%       703,073      9%       (98,387)    (14)%
United Kingdom                                    1,333,544        6%       155,834      2%      1,177,710    756%
Canada                                              506,262        2%       223,458      3%        282,804    127%
Australia                                            63,150                  24,500       -         38,650    158%
South America                                       110,390        1%        11,785       -         98,605    837%
---------------------- ----------------- ------------------- --------- ------------- ------- -------------- ----------
   Total                                        $22,079,796      100%    $7,484,472    100%    $14,595,324    195%
====================== ================= =================== ========= ============= ======= ============== ==========


     We operate solely in the United States and have no assets in foreign countries. However, we sell to customers in foreign countries. For the years ended December 31, 2004 and 2003, export sales comprised approximately 18% and 30% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

     Gross profit for the year ended December 31, 2004 was $5,428,413 compared to a gross profit of $1,992,411 for the year ended December 31, 2003, a $3,436,002 increase, or 172.5%. Gross margin was 24.6% for the year ended December 31, 2004 compared to 26.6% for the year ended December 31, 2003. Gross profit increased due to organic growth and the acquisitions. However, our margins contracted while we strengthened our infrastructure and built a solid foundation for our long term growth.

     The overall management of the computer equipment through out its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company's future revenues. Our business has been built to keep companies in compliance with government legislation whether it is HIPPA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.

     Gartner Dataquest reports that in the US alone some 133,000 PCs per day are retired and replaced by their original owners. According to the National Safety Council, 63 million computers will become obsolete in 2005, resulting in a potentially greater source of computer equipment becoming available for resale and a potentially greater source of customers needing our services.

     Selling, general and administrative expenses for the year ended December 31, 2004, were $4,835,565 compared to selling, general and administrative expenses of $1,988,091 for the year ended December 31, 2003, a $2,847,474 increase, or 143.2%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, $1,300,000 attributable to the companies acquired, which consisted mainly of payroll, payroll taxes, and employee benefits, rent and facilities expenses and insurance, and $240,000 from increased professional fees mainly attributable to the defense and appeal of a lawsuit and additional accounting fees. Expenses also increased as the Company promoted and launched its new brand name "QSGI" and added sales personnel to market its services and build brand recognition, In order to accomplish this, the Company hired additional sales personnel and support staff, opened an additional sales office and increased salaries to retain qualified personnel. In addition, the company provided educational opportunities and training to the national sales team.

     Depreciation and amortization for the year ended December 31, 2004, was $391,672 compared to depreciation and amortization of $71,973 for the year ended December 31, 2003, a $319,699 increase, or 444.2%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies as well as one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred throughout 2003 and new additions purchased in 2004.

     Interest expense for the year ended December 31, 2004, was $83,307 compared to interest expense of $79,656 for the year ended December 31, 2003, a $3,651 increase, or 4.6%, commensurate with the increase in the Company's borrowings.

     The Company recognized a tax benefit during 2004 by decreasing its deferred tax asset valuation allowance as it anticipates that such benefit is more likely than not to be realized. During 2003, the Company did not recognize a deferred tax benefit as it increased its deferred tax asset valuation allowance.


SEGMENTS

     Our company operates in three segments that clearly focus our services into easy-to-understand categories for our target audiences:

     Data Security & Compliance

         We provide data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers and servers) have come to the end of their life cycle. These services include:
                  - Data erasure to Department Of Defense standards for hard drives
                  - Environmental compliance (proper recycling or safe disposal)
                    for IT assets
                  - IT asset  remarketing  for IT assets with market value
                  - Asset Auditing/Life Cycle Management which allows customers to minimize their overall IT expenditure and maximize their return on investment.

     Data Center Hardware

         We are the leading reseller of refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products to companies around the world.

     Data Center Maintenance

         We provide hardware maintenance services for enterprise-class hardware and Data Center consulting to companies throughout the United States.

     Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.


Data Security & Compliance Segment


                                         Year Ended               Year Ended
                                      December 31, 2004        December 31, 2003

Revenue                                   $ 10,388,674             $ 7,484,472
Gross Profit                                 2,412,138               1,992,411
Selling, General and Administration          3,003,403               1,988,091
Depreciation and Amortization                  113,519                  71,973
Interest Expense, Net                           67,172                  79,656
Income (Loss) Before Provision
(Benefit) for Income Taxes                   (983,059)               (147,309)

Segment Assets                               4,556,736                  88,142
Goodwill                                             -                       -
Expenditures for Property and
Equipment                                       93,129               1,390,998

     Revenue for the year ended December 31, 2004 was $10,388,674 as compared to revenue for the year ended December 31, 2003 of $7,484,472, an increase of 38.8%. Revenues increased because we were able to find new sources of product, which made more products available for sale and we increased our sales staff to help increase our market penetration.

     Gross Profit for the year ended December 31, 2004 was $2,412,138 as compared to gross profit for the year ended December 31, 2003 of $1,992,411, an increase of 21%. Gross profit increased primarily because of increased revenues.

     Selling, General and Administrative Expense for the year ended December 31, 2004 was $3,003,403 as compared to Selling, General and Administrative expense for the year ended December 31, 2003 of $1,988,091, an increase of 51%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, and $240,000 from increased professional fees mainly attributable to the defense and appeal of a lawsuit and additional accounting fees. Expenses also increased as the Company promoted and launched its new brand name "QSGI" and added sales personnel to market its services and build brand recognition. In order to accomplish this, the Company hired additional sales personnel and support staff and increased salaries to retain qualified personnel.

     Depreciation for the year ended December 31, 2004 was $113,519 as compared to depreciation for the year ended December 31, 2003 of $71,973, an increase of 58%. This was the result of one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred throughout 2004.

     Interest expense for the year ended December 31, 2004 was $67,172 as compared to interest expense for the year ended December 31, 2003 of $79,656, a decrease of 16%.

Data Center Hardware Segment

                                          Year Ended            Year Ended
                                       December 31, 2004     December 31, 2003

Revenue                                     $ 11,155,459                     -
Gross Profit                                   2,562,942                     -
Selling, General and Administration            1,418,447                     -
Depreciation and Amortization                    240,351                     -
Interest Expense, Net                             16,135                     -
Income (Loss) Before Provision
(Benefit) for Income Taxes                     1,067,296                     -

Segment Assets                                 8,036,107                     -

Goodwill                                       1,823,157                     -
Expenditures for Property and
Equipment                                          9,938                     -

Data Center Maintenance Segment

                                          Year Ended            Year Ended
                                       December 31, 2004     December 31, 2003

Revenue                                      $ 1,219,646                     -
Gross Profit                                     453,333                     -
Selling, General and Administration              413,715                     -
Depreciation and Amortization                     37,802                     -
Interest Expense, Net                                  -                     -
Income (Loss) Before Provision
(Benefit) for Income Taxes                        33,632                     -

Segment Assets                                   877,970                     -

Goodwill                                         157,286                     -
Expenditures for Property and                                                -
Equipment                                        103,044                     -

The Data Center Hardware and Data Center Maintenance segments became part of the Company on May 1, 2004.

Liquidity and Capital Resources

     Our current ratios at December 31, 2004 and December 31, 2003 were 1.8 and 1.3, respectively. Working capital at December 31, 2004 was $3,359,841 compared to $236,892 at December 31, 2003. Working capital increased primarily from the proceeds received from the issuance of common stock and warrants, the exercise of stock options and warrants, net amounts borrowed under revolving lines of credit and net amounts borrowed from certain shareholders. This amount was reduced by financing the operations of the company and by the acquisitions.

     Net cash used in operating activities for the year ended December 31, 2004 was $2,145,496 compared to $185,700 of cash provided by operating activities for the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 was primarily a result of an increase in accounts receivable and inventories offset by an increase in accounts payable and accrued expenses, depreciation, stock option compensation expense and stock warrants issued for services. Cash provided by operating activities for the year ended December 31, 2003 was primarily a result of an increase in accounts payable and accrued expenses, depreciation, and stock warrants issued for services, offset by an increase in accounts receivable and the net loss.

     Net cash used in investing activities for the years ended December 31, 2004 and 2003 was $3,214,496 and $112,358, respectively. For the year ended December 31, 2004, cash was used for the acquisitions and to purchase property and equipment. For the year ended December 31, 2003, cash was used to purchase equipment, computer software and to apply for the EraseYourHardDrive.com patent

     Net cash provided by financing activities for the year ended December 31, 2004 was $5,934,776 and was provided for by the sale of common stock and warrants, the exercise of stock options and warrants, net amounts borrowed under revolving lines of credit, and net amounts borrowed from certain shareholders. Net cash provided by financing activities for the year ended December 31, 2003 was $142,430 and was provided for by the sale of common stock and warrants and reduced by payments on notes payable and principal reductions on capital lease obligations.

     Since the acquisition, we have invested in strengthening our infrastructure and have used cash to increase inventory to a level necessary to support our growth. Our accounts receivable increased as a result of strong sales in December 2004. We believe that cash generated from operations, together with available cash resources and anticipated exercise of stock options and warrants in 2005, will be sufficient to meet our cash requirements for at least the next
12  months.   However,  we  may  need  to  raise  additional
funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.


     We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenses during 2005.

     We did not have any significant elements of income or loss not arising from continuing operations in 2004 or 2003 and do not expect any in 2005. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Off-Balance Sheet Arrangements

     The company does not have any off-balance sheet arrangements.

FACTORS AFFECTING FUTURE OPERATING RESULTS


         You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.


Uncertainty Of Future Financial Results


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


Fluctuations In Future Quarterly Results


         We have been in business since October 2001 and have only thirteen quarters of historic quarterly operating results, only six of which have been profitable. Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions. If we fail to effectively manage our business, this could adversely affect our results of operations.


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


Industry cycles may strain our management and resources


         Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must: improve operational and financial systems; train and manage our employee base; successfully integrate operations and employees of businesses we acquire or have acquired; attract, develop, motivate and retain qualified personnel with relevant experience; and adjust spending levels according to prevailing market conditions. If we cannot manage industry cycles effectively, our business could be seriously harmed.

We Have Limited Principal Markets And Customers;  We Have Significant Dependence
   On Major Customers; There Is A Risk Of Industry Concentration


         We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2004 and 2003, our top ten customers accounted for approximately 39% and 51% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a "related party" for accounting purposes. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.


         Due to our acquisition, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as revenue mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operation results


         With the exception of several of our maintenance contracts, we do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.


            For the years ended December 31, 2004 and 2003, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the years ended December 31, 2004 and 2003, export sales comprised 18% and 30% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.


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


         We purchase and warehouse inventory, most of which is "as-is" or excess inventory of computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.


Declining Prices For New Computer Equipment Could Reduce Demand For Our Products


         The cost of new computer equipment has declined dramatically in recent years. As the price of new computer products declines, consumers may be less likely to purchase refurbished computer equipment unless there is a substantial discount to the price of the new equipment. Accordingly, if we were to sell "as-is" or refurbished equipment directly to end users, we would have to offer the products at a substantial discount to the price of new products. As prices of new products continue to decrease, our revenue, profit margins and earnings could be adversely affected. There can be no assurance that we will be able to maintain a sufficient pricing differential between new products and our "as-is" or refurbished products to avoid adversely affecting our revenues, profit margins and earnings.


If We Need Additional Financing For  Unanticipated  Working  Capital Needs Or To
     Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability To Achieve Our Business Objectives


         We believe that cash generated from operations, together with other available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses, although we have not identified any specific acquisition candidates. If funds are not available when required for our unanticipated working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding.


We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

Our growth depends upon market growth and our ability to enhance our existing products and services, and to introduce new products and services on a timely basis. One of the ways to accomplish this is through acquisitions. In 2004, we completed the acquisitions of Qualtech International Corporation and its affiliate Qualtech Services Group. Acquisitions involve numerous risks, including, but not limited to, the following:

          o    difficulty  and  increased  costs  in   assimilating   employees,
               including our possible inability to keep and retain key employees of the acquired business;

          o    disruption of our ongoing business;

          o discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;

          o inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

          o    inability to commercialize acquired technology; and

          o the need to take impairment charges or write-downs with respect to acquired assets.

         No assurance can be given that our prior acquisitions or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.


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


The Industry In Which We Compete In Is Highly Competitive


         We face competition in each area of our business, although in the Data Center Hardware Segment, there are no significant competitors. Some of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

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

          o traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and

          o    online competitors and auction sites, such as e-Bay

         Some competitors have longer operating histories, larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do. Some of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can. In addition, larger, well-established and well-financed entities may join with online competitors or computer manufacturers or suppliers as the use of the Internet and other online services increases. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and test products in a manner that is not possible in the wholesale business. Our product offerings must compete with other new computer equipment and related products offered by our competitors. That competition may intensify if prices for new computers continue to decrease.


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


Dependence On Key Individuals


         Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have employment contracts with our key employees. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.


         We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:

Name                                                                      Position
---------------------------------------- ----------------------------------------------------------------------------
Marc Sherman  ......................     Chairman, President and Chief Executive Officer, Director
Joel L. Owens ......................     Executive Vice President Data Center Hardware and Data Center Services
                                           Group
Edward L. Cummings..................     Vice President, CFO, Treasurer, Director
David M. Harris.....................     Vice President, Information Technology and Systems

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


         The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited "DOA Warranty" in connection with some of our product sales. DOA means "Dead On Arrival" and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer's option. Based on an internal study by management, we determined that less that 5% of the Company's sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences for the years ended December 31, 2004 and 2003. Therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.


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

         The Company evaluates the realizability of its deferred tax assets on an ongoing basis by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. In the determination of the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. If the Company determined that it would not be able to realize a deferred tax asset created by net operating losses and other timing differences between the book and tax methods of accounting, an adjustment to increase the valuation allowance would be charged to income tax expense in the period such conclusion was made. Currently, the Company has not provided for a valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Although the Company is not currently being audited by any taxing authority, there is the possibility of future audits, whose resolution could have an adverse impact of the results of operations and cash flows of the Company.


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

In December 2003, the FASB issued No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard will have no impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123R using the modified prospective method. The Company is currently assessing the impact of the adoption of SFAS No. 123R to its results of operations, financial condition and compensation strategies.


ITEM 7.           FINANCIAL STATEMENTS


         Our financial statements included in this Annual Report on Form 10-KSB are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-29.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None




ITEM 8A.          CONTROLS AND PROCEDURES


         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

         There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We are also working to document controls this year and to identify other items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Part III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


As of March 18, 2005, Our Directors and Executive Officers are:

Name                                      Age                                  Position
----------------------------------------- ------- -------------------------------------------------------------------
Marc Sherman                              41      Chairman, President and Chief Executive Officer, Director
R. Keith Elliott................          62      Director
Seth A. Grossman................          39      Chief Operating Officer, Director
Edward L. Cummings..............          56      Vice President, Chief Financial Officer, Treasurer, Director
Robert W. VanHellemont..........          58      Director
David Harris  ..................          42      Vice President, Information Technology and Systems

         In January 2003, R. Keith Elliott was appointed as a member of our board of directors to fill a vacancy. In May 2003, Andrew Paciocco resigned as a member of our board of directors for personal reasons. In November 2003, Seth A. Grossman was appointed to fill the vacancy.


         In February 2005, Joel L. Owens resigned as Chief Operating Officer for personal reasons.


         Marc Sherman founded WindsorTech, Inc. in August 2001 and has served as Chairman, President and Chief Executive Officer since then. His term of office expires at the 2005 annual meeting and he has indicated he is available for reelection. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and "as-is" computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr.

         R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy. His term of office expires at the 2005 annual meeting and he has indicated he is available for reelection. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. He had been elected chairman and chief executive officer of Hercules, Inc. in 1997. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Hercules, Inc. is a multi-national specialty chemical manufacturer serving the paper, water, construction, pharmaceutical, food, consumer non-durable and adhesive markets and industries. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Sithe Energies Company, which develops peaking power plants based on gas, oil and coal fuels, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, Computer Task Group, an information technology staffing and solutions company, and the Institute for Defense Analyses, a federally funded research and development company. He also serves as a member of the National Advisory Board for the University of South Carolina. Mr. Elliott serves as Chairman of the Audit Committee and is a member of the

Compensation Committee of the Board of Directors. The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors. The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.


         Seth A. Grossman was hired on March 14, 2005 to be Chief Operating Officer. He had joined the Board of Directors in November 2003. His term of office expires at the 2005 annual meeting and he has indicated that he is available for reelection. Mr. Grossman was the Executive Vice President and Chief Strategic Officer of Paxson Communications Corporation (AMEX:PAX). He joined Paxson Communications in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer. Prior to his tenure at Paxson, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring. Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration. He currently sits on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern. Mr. Grossman sits on the Audit and Compensation Committees of the Board of Directors of the Company.


         Edward L. Cummings co-founded WindsorTech and has served as its Vice President, Chief Financial Officer and Treasurer since inception. His term of office expires at the 2005 annual meeting and he has indicated that he is available for reelection. Mr. Cummings joined the Board of Directors of the Company in February 2004 to fill a vacancy. He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.


         Robert W. VanHellemont was appointed to the board of directors in August 2004 to fill a vacancy. He is the founder and chief executive officer of the Varilease companies. The Varilease companies are leading North American business equipment and financing providers, which have financed more than $1 billion in assets worldwide. Mr. VanHellemont founded Varilease Corp. in 1987 and founded Varilease Technology Finance Group, Inc. in 2000. Additionally, Mr. VanHellemont served as senior vice president of Thomson-McKinnon Securities and spent over 10 years in senior positions at CMI Corp.


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


Compliance with Section 16(a) of the Exchange Act


         We are in compliance with Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION


         The following table sets forth certain summary information concerning the total remuneration paid in 2004 and 2003 to the Company's Chief Executive Officer and its four other most highly compensated executive officers.


                                             Summary Compensation Table
                                             --------------------------
                                                                               Long-Term Compensation
                                                                           --------------------------------
                                            Annual Compensation                   Awards          Payouts
                                  -------------------------------------------------------------------------
                                                                                       Securities
                                                                            Restricted Underlying                All
                                                               Other Annual   Stock     Options /    LTIP       Other
    Name and Principal        Year    Salary     Bonus         Compensation   Awards     SAR's      Payouts  Compensation
       Position (1)                    ($)         ($)           ($)           ($)        (#)         (#)        ($)
---------------------------------------------------------------------------------------------------------------------

Marc Sherman                  2004    $ 265,385            -       $ 5,500          -  1,000,000     $   -      $  -
   Chairman, CEO and          2003    $ 163,384            -       $ 6,000          -  1,000,000     $   -      $  -
   President


Edward L. Cummings            2004    $ 141,346            -       $ 5,500          -    500,000     $   -      $  -
   Vice President,
Treasurer                     2003    $ 120,115            -       $ 6,000          -    250,000     $   -      $  -
   and CFO

David A. Harris               2004    $  89,415            -             -          -          -     $   -      $  -
    Vice President IT         2003    $  82,540            -             -          -    225,000     $   -      $  -

Joel L. Owens(3)              2004    $ 141,667            -             -          -     60,000     $   -      $  -
    Chief Operating Officer   2003            -            -             -          -          -     $   -      $  -

David A. Loppert(2)           2004    $  61,558            -       $ 2,000          -  1,100,000     $   -      $  -
   Director, Vice
President,                    2003    $ 143,192            -       $ 6,000          -    500,000     $   -      $  -
   Secretary


Carl C. Saracino              2004    $ 125,000            -       $ 4,000          -          -     $   -      $  -
   Operations Manager         2003    $ 120,115            -       $ 6,000          -    150,000     $   -      $  -


Michael P. Sheerr             2004    $ 125,000            -       $ 4,000          -          -     $   -      $  -
   Sales Manager              2003    $ 120,115            -       $ 6,000          -    150,000     $   -      $  -

----------------------------
(1). See "Employment Contracts" below for agreements entered into with executive officers.
(2). On February 19, 2004, by Action of Consent of Majority Shareholders,  David
     A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company. As part of a court enforced settlement agreement with Mr. Loppert, the company was required to issue him 1,100,000 stock options. These were not part of the 2002 Flexible Stock Plan.
(3) Named as COO on September 23, 2004. His employment started on May 1, 2004. Mr. Owens resigned as COO as of February 14, 2005.

Option Grants in Last Fiscal Year

         The following table contains information concerning the grant of Stock Options to the named executive officers during 2004:


                                                  Individual Grants
                       ------------------------------------------------------------------------
                           Number of           % of
                           Securities       Total Options
                           Underlying        Granted to                                            Grant Date
                        Options Granted     Employees in      Exercise Price                      Present Value
        Name                  (#)               2004             ($/Sh)       Expiration Date          ($)
---------------------- ------------------------------------------------------------------------ -------------------
Marc Sherman                500,000             38.5%            $ 1.44          May -14           $ 535,000 (1)
Marc Sherman                500,000                 -            $ 1.90          Nov -14           $ 735,000 (2)




Edward L. Cummings          250,000             19.2%            $ 1.44          May -14           $ 267,500 (1)
Edward L. Cummings          250,000                 -            $ 1.90          Nov -14           $ 367,500 (2)

(1) Based on the grant date present value of $1.07 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 216.5%; risk-free interest rate of 3.63%; and expected lives of 5 years.
(2) Based on the grant date present value of $1.47 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 231.7%; risk-free interest rate of 3.53%; and expected lives of 5 years.


Option Exercises and Fiscal Year-End Values


         The following  table sets forth  information  with respect to the named
executive   officers   concerning  the  exercise  of  options  during  2004  and
unexercised options held on December 31, 2004:


                  Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                                           Number of Securities
                                                          Underlying Unexercised         Value of Unexercised
                                                         Options at Year End 2004    In-The-Money Options at Year
                              Exercised in 2004                     (#)                      End 2004 ($)
                       -------------------------------- ------------------------------------------------------------
                           Shares
                        Acquired Upon       Value
         Name           Exercise (#)    Realized ($)     Exercisable  Unexercisable  Exercisable    Unexercisable
------------------------------------------------------- ------------------------------------------------------------
Marc Sherman                 -         $     --            2,375,000        --        $ 8,122,500          --
Edward L. Cummings           -         $     --            1,100,000        --          3,762,000          --
David A. Harris              -         $     --              225,000        --            770,000          --
Joel L. Owens                -         $     --               60,000        --            205,000          --
Carl C. Saracino       150,000         $  4,500              350,000        --          1,197,000          --
Michael P. Sheerr      150,000         $  4,500              350,000        --          1,197,000          --



Compensation Pursuant to Plans


         Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors


         Beginning in the first quarter of 2002, the non-employee director compensation was changed from receiving no compensation to fixed quarterly fees in the amount of $1,500 per non-employee director. Such fee may be paid in cash, options or in shares of the Company's Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted, on the date they become directors, an initial non-qualified stock option to purchase 125,000 shares of Common Stock, $.01 par value, at the closing price of the Company's Common Stock, expiring ten years from the grant date. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.


Compensation Committee Interlocks and Insider Participation


         None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         The Company entered into employment and non-compete agreements with the following named executive officers on October 1, 2001.

Name                      Length              Commencing       Base Compensation
--------------------------------------------------------------------------------
Marc Sherman               1 Year(1)      October 1, 2001        $  100,000  (2)
Edward L. Cummings         1 Year(1)      October 1, 2001        $  100,000  (3)
David A. Loppert(6)        1 Year(1)      October 1, 2001        $  100,000  (5)
Carl C. Saracino(6)        1 Year(1)      October 1, 2001        $  100,000  (4)
Michael P. Sheerr(6)       1 Year(1)      October 1, 2001        $  100,000  (4)

------------------------------------------
(1) Automatically renewed for successive additional one-year terms on each anniversary unless either the employee or the Company gives the other party 30 days notice of non-renewal prior to an anniversary date. The employment agreements include certain early termination provisions in the event of the employee's death, retirement, or upon the occurrence of certain events of defaults in performance by either the Company or the employee, as applicable.
(2) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002, $200,000 per annum, effective June 1, 2003 and $300,000 per annum effective May 1, 2004.
(3) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002, $125,000 per annum, effective June 1, 2003 and $150,000 per annum, effective May 1, 2004.
(4) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002, $125,000 per annum, effective June 1, 2003.
(5) $50,000 per annum for the period from October 1, 2001 to December 31, 2001 then increasing to $100,000 per annum effective January 1, 2002, $165,000 per annum, effective June 1, 2003. Mr. Loppert is no longer with the Company.
(6) The Company has notified Mr. Saracino and Mr. Sheerr that it does not intend to renew their employment contracts. Mr. Loppert's contract has expired.

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


Option Grant. Each executive was granted an option to acquire 250,000 shares of the Company's common stock at $0.026 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010.


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


ITEM 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS


Ownership of Equity Securities in the Company


         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2003:


-------------------- ------------------------------------------- -------------------------- --------------------------
  Title of Class        Name and Address of Beneficial Owner       Amount and Nature of
                                                                    Beneficial Owner(1)         Percent of Class
-------------------- ------------------------------------------- -------------------------- --------------------------

Common               Edward L. Cummings                                      3,216,200                      9.7%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               R. Keith Elliott                                          425,000                      1.3%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Seth A. Grossman                                          425,000                      1.3%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               David A. Harris                                           425,000                      1.3%
                     c/o 70 Lake Drive
                     Hightstown, NJ  08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Joel L. Owens                                           1,993,331                      6.0%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Carl C. Saracino                                        1,815,000                      5.5%
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Michael P. Sheerr                                       1,844,000                      5.6%
                     c/o 70 Lake Drive
                     Hightstown, NJ
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Marc Sherman (2)                                        5,016,300                     15.1%



-------------------- ------------------------------------------- -------------------------- --------------------------
                     c/o 70 Lake Drive
                     Hightstown, NJ 08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               Robert W. VanHellemont                                    198,500                      *
                     c/o 70 Lake Drive
                     Hightstown, NJ  08520
-------------------- ------------------------------------------- -------------------------- --------------------------
Common               All Directors and Executive  Officers as a             15,358,331                     46.4%
                     Group (9 Persons)
-------------------- ------------------------------------------- -------------------------- --------------------------

----------------------------------
*    The amount shown is less than 1% of the outstanding shares of common stock.
1. This table includes presently exercisable stock options. The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings - 1,100,000; R. Keith Elliott - 425,000; Seth A. Grossman -425,000; David A. Harris - 275,000; Joel A. Owens - 60,000; Carl C. Saracino - 350,000; Michael P. Sheerr - 350,000; Marc Sherman - 2,375,000; Robert W. VanHellemont - 175,000; and all directors and executive officers as a group (9 persons) - 5,535,000.
2. Includes 85,300 shares beneficially owned by Mr. Sherman's children for whom Mr. Sherman has sole voting and dispositive power.

         Set forth in the table below is information, as of March 15, 2005, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

Name and Address                Number of Shares             Percent Of Class
                               Beneficially Owned
-----------------------    ---------------------------     ---------------------


Barron Partners                   4,833,333                       17.4%
730 Fifth Avenue
New York, NY  10019

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


         B. On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders in order to provide the Company with working capital. The agreement was amended on September 30, 2002 and on February 28, 2003 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). At December 31, 2003, the Company had repaid $10,000 on each loan. At December 31, 2004, the balance remaining is as follows:


                                                Amount of
         Name                                        Loan            Maturity             Interest Rate
         ---------------------------------  --------------   -------------------------  ------------------
         Marc Sherman                         $  15,000          January 31, 2006              12%
         Edward L. Cummings                   $  80,000          January 31, 2006              12%
         David A. Loppert                     $ 100,000          January 31, 2005              12%
         Carl C. Saracino                     $  70,000          January 31, 2006              12%
         Michael P. Sheerr                    $  90,000          January 31, 2006              12%


         The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. $100,000 of the principal and accrued interest is due and payable on January 31, 2005 and $ 255,000 of the principal and accrued interest is due and payable on January 31, 2006. The loan agreement, as amended, provides, among other standard and customary terms, that when the Company arranges permanent long or short- term financing, the principal stockholder loans will be subordinate to such permanent financing, if required.


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


         C. In October 2002, the Company executed Company Variable Amount Promissory Notes, each in the amount of $125,000 in favor of each of Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman, each an executive officer and principal stockholder of the Company, in consideration for each executive extending to the Company a revolving line of credit of up to $125,000. The amounts outstanding are due on demand and bear interest at the rate of 12% per annum. Interest payments are paid monthly in arrears. As of December 31, 2004, $6,594 was due under these notes. As of December 31, 2003, $7,192 was due under these notes.


Sales to Related Party


         The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, who is a principal stockholder of the Company and Michael Sheerr, an employee of the Company and former officer and principal stockholder. Keystone Memory Group is owned by Michael P. Sheerr and his wife. Mrs. Sheerr is Marc Sherman's sister. Neither Mr. Sherman nor Mr.

Sheerr has any business experience with Keystone.


         The Company also had sales to Micro Memory Bank, a customer related to Michael Sheerr, an employee of the Company and former officer and principal stockholder. Micro Memory Bank is owned by Michael Sheerr's brother. Mr. Sheerr does not have any business experience with Micro Memory Bank.


         Sales to Keystone amounted to approximately $1,102,000 and $938,000 for the years ended December 31, 2004 and 2003, respectively. Accounts receivable from Keystone amounted to $119,046 and $37,173 at December 31, 2004 and 2003, respectively.


         Sales to Micro Memory Bank amounted to approximately $5,400 and $20,000 for the years ended December 31, 2004 and 2003, respectively. There was no amount due from Micro Memory Bank at December 31, 2004 or December 31, 2003.


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


Shares issued to Principal Stockholders/Executive Officers


Principal Stockholder /                                                                                   Number of
-----------------------                                                                                      Common
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

Carl C. Saracino                   Oct - 2001           A              Capital Contribution                5,000,000
                                   Jan - 2002           B              Merger Consideration                1,800,000
                                   Dec - 2002           C                  Compensation                      500,000


Michael P. Sheerr                  Oct - 2001           A              Capital Contribution                5,000,000
                                   Jan - 2002           B              Merger Consideration                1,800,000
                                   Dec - 2002           C                  Compensation                      500,000


Marc Sherman                       Oct - 2001           A              Capital Contribution                5,000,000




                                   Jan - 2002           B              Merger Consideration                1,800,000
                                   Dec - 2002           C                  Compensation                      500,000

         A. In October 2001, WindsorTech, Inc. (New Jersey Company) sold an aggregate of 50,000 shares of its common to Edward Cummings, David Loppert, Carl
C. Saracino, Michael Sheerr and Marc Sherman in consideration for $50,000 from each of them. In January 2002, WindsorTech, Inc. (New Jersey Corporation) affected a 100:1 stock split. These shares were restricted within the meaning of the Securities Act of 1933.

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


ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS


Exhibits
           See List of Exhibits filed as part of this Report on Form 10-KSB.

The financial statements listed below appear immediately after page 42.

Report of Independent Registered Public Accounting Firm              F-1
Financial Statements
         Balance Sheet                                               F-2
         Statement Of Operations                                     F-3
         Statement Of Stockholders' Equity                           F-4
         Statement Of Cash Flows                                     F-5
         Notes To Financial Statements                        F-6 - F-22



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES



During 2004 and 2003, we paid the following fees, including out of pocket expense reimbursements, to Rubin, Brown, Gornstein & Co. LLP:

                                                  2004                 2003
                                                  ----                 ----
       Audit Fees                            $ 108,358              $55,265

       Audit-Related Fees (1)                   24,450                7,000

       Tax Fees (2)                              9,250                6,200

       All Other Fees (3)                           --               20,600

       Total                                 $ 142,058             $ 89,065


         (1) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, and work performed in connection with registration statements filed with the SEC.

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

                               WINDSORTECH, INC.
                               (Registrant)

Dated:   March 28, 2005        By:                  /s/ MARC SHERMAN
                                     -------------------------------------------
                                                      Marc Sherman
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
           /s/ MARC SHERMAN                  Chairman of the Board, Chief                  March 28, 2005
---------------------------------------     Executive Officer and President
            (Marc Sherman)

        /s/ EDWARD L. CUMMINGS            Vice President, Treasurer and Chief              March 28, 2005
---------------------------------------      Financial Officer (Principal
          Edward L. Cummings                Financial Officer and Principal
                                                  Accounting Officer)




         /s/ SETH A. GROSSMAN                          Director                            March 28, 2005
---------------------------------------
           Seth A. Grossman

         /s/ R. KEITH ELLIOTT                          Director                            March 28, 2005
---------------------------------------
           R. Keith Elliott

      /s/ ROBERT W. VANHELLEMONT                       Director                            March 28, 2005
---------------------------------------
        Robert W. VanHellemont

LIST OF EXHIBITS

Exhibit
Number    Description
--------  ----------------------------------------------------------------------

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

10.1*     Employment and Non-Compete Agreement - Edward L. Cummings ***

10.2*     Employment and Non-Compete Agreement - David A. Loppert **

10.3*     Employment and Non-Compete Agreement - Carl C. Saracino **

10.4*     Employment and Non-Compete Agreement - Michael P. Sheerr **

10.5*     Employment and Non-Compete Agreement - Marc Sherman ***

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

10.12     Employment and Non-Compete Agreement - Joel L. Owens

10.13*** Third Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of March 29, 2004.

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

23.1***   Consent of Rubin, Brown, Gornstein & Co. LLP

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

Contents
--------------------------------------------------------------------------------
                                                                            Page

Report of Independent Registered Public
    Accounting Firm..........................................................F-1


Financial Statements

    Consolidated Balance Sheets..............................................F-2

    Consolidated Statements Of Operations....................................F-3

    Consolidated Statements Of Stockholders' Equity..........................F-4

    Consolidated Statements Of Cash Flows....................................F-5

    Notes To Consolidated Financial Statements........................F-6 - F-29

                     Report Of Independent Registered Public
                                 Accounting Firm


Board of Directors and Stockholders
Windsortech, Inc.
Hightstown, New Jersey


We have audited the accompanying consolidated balance sheets of Windsortech, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windsortech, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
-------------------------------------
St. Louis, Missouri
January 28, 2005

                       WINDSORTECH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                 For The Years Ended December 31, 2004 And 2003



                                     Assets
                                                                                               December 31,
                                                                                  ---------------------------------------
                                                                                               2004                2003
                                                                                  ---------------------------------------
Current Assets
 Cash and cash equivalents                                                         $        844,939    $        270,155
 Accounts receivable, net of reserve of $50,000
  and $20,000 in 2004 and 2003, respectively                                              3,612,530             223,326
 Accounts receivable - related party                                                        119,046              37,173
 Inventories                                                                              2,721,505             358,380
 Prepaid expenses and other assets                                                          165,741              46,906
 Deferred income taxes                                                                       67,511              14,528
-------------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                                   7,531,272             950,468

Property And Equipment, Net                                                                 552,560             263,187

Goodwill                                                                                  1,980,443                  --

Intangibles, Net                                                                          3,188,896                  --

Deferred Income Taxes                                                                       127,799             112,492

Other Assets                                                                                 89,843              64,851
-------------------------------------------------------------------------------------------------------------------------

                                                                                   $     13,470,813    $      1,390,998
=========================================================================================================================

                                           Liabilities And Stockholders' Equity
Current Liabilities
 Current maturities of notes payable                                               $        603,376    $          7,555
 Revolving lines of credit                                                                1,155,500               7,192
 Accounts payable                                                                         1,590,928             268,958
 Accrued expenses                                                                           265,391             152,796
 Accrued payroll - principal stockholders                                                    86,724             277,075
 Deferred revenue                                                                           346,031                  --
 Other current liabilities                                                                  123,481                  --
-------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                              4,171,431             713,576

Notes Payable                                                                               255,000             503,403
-------------------------------------------------------------------------------------------------------------------------

   Total Liabilities                                                                      4,426,431           1,216,979
-------------------------------------------------------------------------------------------------------------------------

Commitments And Contingencies (Note 12)

Stockholders' Equity
 Preferred shares: authorized 5,000,000 in 2004
  and 2003, $0.01 par value, none issued                                                         --                 --
 Common shares: authorized 55,000,000 in 2004 and 35,000,000 in 2003,
  $0.01 par value; 25,550,007 shares issued and outstanding
  in 2004 and 16,468,754 issued and outstanding in 2003                                     255,500            164,688
 Additional paid-in capital                                                               9,421,356            774,599
 Retained earnings (deficit)                                                               (632,474)          (765,268)
-------------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                             9,044,382            174,019
-------------------------------------------------------------------------------------------------------------------------

                                                                                   $     13,470,813    $     1,390,998
=========================================================================================================================


See the accompanying notes to consolidated financial statements.

                       WINDSORTECH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              For The Years
                                                                                            Ended December 31,
                                                                                  ---------------------------------------
                                                                                                2004                2003
                                                                                  ---------------------------------------

Revenue                                                                            $      22,079,796    $      7,484,472

Cost Of Sales                                                                             16,651,383           5,492,061
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                               5,428,413           1,992,411

Selling, General And Administrative Expenses                                               4,835,565           1,988,091

Depreciation And Amortization                                                                391,672              71,973

Interest Expense, Net                                                                         83,307              79,656
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Provision (Benefit) For Income Taxes                                    117,869            (147,309)

Provision (Benefit) For Income Taxes                                                         (14,925)              1,900
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                  $         132,794    $       (149,209)
=========================================================================================================================

Net Income (Loss) Per Common Share - Basic                                         $            0.01    $          (0.01)
=========================================================================================================================

Net Income (Loss) Per Common Share - Diluted                                       $            0.01    $          (0.01)
=========================================================================================================================

Weighted Average Number of Common Shares
 Outstanding - Basic                                                                      24,659,853          15,661,593
=========================================================================================================================

Weighted Average Number of Common Shares
 Outstanding - Diluted                                                                    27,944,181          15,661,593
=========================================================================================================================

--------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                       WINDSORTECH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 2004 And 2003


                                                                                                                           Total
                                                     Common Stock                  Additional         Retained       Stockholders'
                                          -------------------------------            Paid-In         Earnings              Equity
                                                   Shares         Amount             Capital         (Deficit)           (Deficit)
                                          ----------------------------------------------------------------------------------------

Balance - January 1, 2003                      14,914,168      $ 149,142       $   176,648         $  (616,059)       $   (290,269)

Common Stock Issued                             1,554,586         15,546           481,951                  --             497,497

Common Stock Warrants Issued                           --             --           116,000                  --             116,000

Net Loss                                               --             --                --            (149,209)           (149,209)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003                    16,468,754        164,688           774,599            (765,268)            174,019

Common Stock Issued                             7,957,831         79,578         4,946,811                  --           5,026,389

Common Stock Warrants Issued                           --             --         1,521,261                  --           1,521,261

Exercise of Stock Options                         500,000          5,000           894,050                  --             899,050

Tax Effect Of Exercise of Stock Options                --             --            42,003                  --              42,003

Exercise of Stock Warrants                        500,000          5,000           745,000                  --             750,000

Stock Option Compensation                              --             --           289,666                  --             289,666

Shares Issued for Services                        123,422          1,234           207,966                  --             209,200

Net Income                                             --             --                --             132,794             132,794
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004                    25,550,007      $ 255,500       $ 9,421,356         $  (632,474)       $  9,044,382
==================================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.

                       WINDSORTECH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              For The Years
                                                                                            Ended December 31,
                                                                                  ---------------------------------------
                                                                                                2004                2003
                                                                                  ---------------------------------------
Cash flows from operating activities
 Net income (loss)                                                                          $   132,794      $  (149,209)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                391,672           71,973
   Stock option compensation expense                                                            289,666               --
   Deferred income taxes                                                                        (60,583)              --
   Common stock issued for services                                                             209,200               --
   Stock warrants issued for services                                                                --           60,000
   Change in assets and liabilities:
    Accounts receivable                                                                      (2,177,369)        (235,502)
    Inventories                                                                              (1,538,500)          68,760
    Prepaid expenses and other current assets                                                  (104,125)          47,143
    Other assets                                                                                 (2,512)          (1,250)
    Accounts payable and accrued expenses                                                       714,261          323,785
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                                          (2,145,496)         185,700
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Payments for patent and trademark                                                               (3,010)         (24,216)
 Acquisition of business, net of cash acquired                                               (3,005,375)              --
 Purchases of property and equipment                                                           (206,111)         (88,142)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                        (3,214,496)        (112,358)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from the issuance of common stock and warrants                                      3,300,000          493,997
 Stock warrants exercised                                                                       750,000               --
 Stock options exercised                                                                        899,050               --
 Net amounts borrowed (paid) under revolving lines of credit                                    638,308         (333,828)
 Amounts borrowed - notes payable                                                               500,000               --
 Principal payments - notes payable                                                            (152,582)         (17,739)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                     5,934,776          142,430
-------------------------------------------------------------------------------------------------------------------------

Net Increase In Cash And Cash Equivalents                                                       574,784          215,772

Cash And Cash Equivalents - Beginning Of Year                                                   270,155           54,383
-------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                                                     $   844,939      $   270,155
=========================================================================================================================

Supplemental Disclosure Of Cash Flow Information
 Income taxes paid (refunds received)                                                       $       550      $   (70,800)
 Interest paid                                                                                   58,561          114,980
-------------------------------------------------------------------------------------------------------------------------
 Supplemental Cash Flow Information (Note 14)
-------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.


                       WINDSORTECH, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 And 2003


1.       Summary Of Significant Accounting Policies

         Business Organization

         The Company is a technology services company and its products are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). The Company offers data destruction, regulatory compliance services and remarketing services for IT asset management.

         The Company purchases its products from a variety of sources, including Fortune 1000 companies, as well as leasing and finance companies, and re-sells a wide range of used and refurbished products, including mainframe processors and associated tape and disk products, connectivity products, midrange processors, laptop and desktop computers, monitors, processors, CD/DVD disk drives, modems, printers and memory. Only mainframe and associated peripherals that are manufactured by IBM are remarketed. The majority of the PC computers the Company sells are brand name Intel Pentium-class or equivalent products manufactured by IBM, Dell, Compaq, Apple, Sony, Fujitsu, Hewlett-Packard, Gateway, Toshiba and other major manufacturers.

         On May 28, 2004, the Company purchased QualTech International Corporation and QualTech Services Group, Inc. QualTech International Corporation sells refurbished IBM mainframes and associated IBM peripherals to companies around the world. QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States.

         The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in California, Colorado, Connecticut, Illinois, New York, Texas, Florida, Michigan and Wyoming.

         Principles Of Consolidation

         The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
                                                                        Page F-6

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


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


         Revenue Recognition

         For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At December 31, 2004 and 2003, a warranty reserve was not considered necessary.


         Asset management fees are recognized once the services have been performed and the results reported to the client. In those circumstances where the Company disposes of the client's product, or purchases the product from the client for resale, revenue is recognized as a "product sale" described above.

         Maintenance service revenue is recognized when the services are performed in accordance with the service agreement. Any prepaid service contracts are deferred and recognized over the term of the applicable agreements on a straight-line basis.

         Cash And Cash Equivalents

         The Company considers all liquid instruments purchased with maturity of three months or less to be cash equivalents.

--------------------------------------------------------------------------------
                                                                        Page F-7

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


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

         Property, equipment, leasehold improvements, computer hardware and software are depreciated or amortized using the straight-line method over two to five-year periods. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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


--------------------------------------------------------------------------------
                                                                        Page F-8

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Deposits

         Deposits principally consist of the lease deposit for the Company's New Jersey facility. This deposit is refundable at the expiration of the lease. Since the lease term extends beyond 12 months, the deposit is classified as a long-term asset in other assets on the balance sheet.

         Advertising Costs

         Advertising costs are expensed on the first date the advertisement takes place. Advertising expense amounted to $184,163 in 2004 and $14,784 in 2003.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.

         Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed on the basis of the weighted average number of common share outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.


--------------------------------------------------------------------------------
                                                                        Page F-9

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         The following table presents the computation of basic and diluted net income (loss) per share:


                                                                                          2004                2003
                                                                             ------------------ --------------------

           Net income (loss)                                                       $   132,794       $    (149,209)
           ================================================================= ================== ====================

           Determination of basic and diluted shares:
               Basic weighted average shares outstanding                            24,659,853           15,661,593
               Effect of dilutive securities:
                    Stock options                                                    1,978,028                   --
                    Warrants                                                         1,306,300                   --
           ----------------------------------------------------------------- ------------------ --------------------

           Diluted weighted average shares outstanding                              27,944,181           15,661,593
           ================================================================= ================== ====================

           Net Income (Loss) Per Common Share - Basic                              $      0.01       $       (0.01)
           ================================================================= ================== ====================

           Net Income (Loss) Per Common Share - Diluted                            $      0.01       $       (0.01)
           ================================================================= ================== ====================

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


         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.
         Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

--------------------------------------------------------------------------------
                                                                       Page F-10

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, the Company's expenses for the years ended December 31, 2004 and 2003 would have increased. The pro forma amounts are indicated below:



                                                                               2004               2003
                                                                  ---------------------------------------

         Net income (loss), as reported                              $      132,794         $ (149,209)
         Add:  Stock-based employee compensation
            expense included in reported net income
            (loss), net of related tax effects                              176,696                  --
         Deduct:  Total stock-based employee
            compensation expense determined under
            fair value based method for all awards, net
            of related tax effects                                       (6,567,287)          (379,426)
         ------------------------------------------------------------------------------------------------
         Proforma net income (loss)                                  $   (6,257,797)        $ (528,635)
         ================================================================================================
         Earnings (loss) per share:
            Basic - as reported                                             $  0.01            $ (0.01)
            Diluted - as reported                                           $  0.01            $ (0.01)
         ------------------------------------------------------------------------------------------------
            Basic - Proforma                                                $ (0.22)           $ (0.03)
            Diluted - Proforma                                              $ (0.22)           $ (0.03)




         The weighted average per share fair value of the options granted was $1.25 and $1.58 for the years ended December 31, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     2004               2003
                                       ----------------------------------------
         Risk-free interest rates                    3.69%              3.15%
         Expected option lives                     5 years            5 years
         Expected volatilities                        101%               117%
         Expected dividend yields                       0%                 0%

--------------------------------------------------------------------------------
                                                                       Page F-11

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Impact Of Recently Issued Accounting Standards

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003, which had no impact on the Company's financial position or results of operations.

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

         In December 2003,  the FASB issued No. 46 (revised  December 2003) (FIN
         46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard had no impact on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
                                                                       Page F-12

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006. The
         Company currently plans to adopt SFAS No. 123R using the modified prospective method. The Company is currently assessing the impact of the adoption of SFAS No. 123R to its results of operations, financial condition and compensation strategies.


2.       Inventories

                                                           2004            2003
                                              ----------------------------------
         Finished goods                             $ 2,546,733       $ 276,794
         Inventory in transit                           189,772          96,586
         Allowance for excess and obsolescence          (15,000)        (15,000)
         -----------------------------------------------------------------------
                                                    $ 2,721,505       $ 358,380
         =======================================================================


3.       Property And Equipment
                                                           2004            2003
                                              ----------------------------------
         Furniture and fixtures                     $    89,786       $  15,759
         Equipment                                      417,537         161,495
         Leasehold improvements                          31,859           7,427
         Computer equipment and software                286,061         157,237
         -----------------------------------------------------------------------
                                                        825,243         341,918
         Less:  Accumulated depreciation               (272,683)        (93,326)
         -----------------------------------------------------------------------
                                                        552,560         248,592
         Construction in progress                            --          14,595
         -----------------------------------------------------------------------
                                                    $   552,560       $ 263,187
         =======================================================================

         At December 31, 2004 and 2003, equipment includes assets acquired under capital lease obligations in the amount of $32,135. Related accumulated depreciation amounted to $ 17,723 and $11,291 at December 31, 2004 and 2003, respectively. Amortization expense of these assets under capital leases is included in depreciation expense.

--------------------------------------------------------------------------------
                                                                       Page F-13

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Depreciation and amortization charged against income for all property and equipment amounted to $179,357 and $71,771 for the years ended December 31, 2004 and 2003, respectively.

4.       Business Acquisitions

         In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc., (collectively "QualTech"). QualTech International Corporation is a worldwide re-seller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The Company's primary reasons for the acquisition of QualTech were to expand the Company's product offerings to include mainframe hardware and mainframe hardware services, to acquire an existing Fortune 1000 customer base to allow the Company to market its current product offerings to these customers and to acquire a leader in its industry with talented personnel to enhance the Company's expertise. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

         The cost of the acquired entities of $6,600,000 included payments to QualTech's shareholders of $6,500,000 of which $3,250,000 was in cash and $3,250,000 was in the Company's common stock. The value of the Company's stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.

         In addition to the initial purchase price described in the previous paragraph, additional contingent consideration is payable, based on QualTech meeting certain objectives. QualTech shareholders shall be entitled to receive 5.5 times the average income after taxes, for the two year period following the effective date of the merger, that exceeds $1,100,000. A minimum of 50% of this amount is to be paid in cash. The remainder is to be paid in Company stock or cash at the discretion of the Company. At the end of the first anniversary, if the net income is less than $1,100,000, then no additional consideration is due. Any amounts paid under this agreement will be considered additional purchase price.

--------------------------------------------------------------------------------
                                                                       Page F-14

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements

         The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The goodwill recognized amounted to $1,980,443. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes.

         The fair value of the net assets of QualTech as of the date of acquisition is as follows:

         Cash                                                      $    345,281
         Accounts receivable                                          1,293,708
         Inventory                                                      824,625
         Fixed assets                                                   262,617
         Other assets                                                    35,393
         Intangible assets                                            3,400,000
         Goodwill                                                     1,980,443
         Accounts payable                                              (603,480)
         Accrued expenses                                              (129,927)
         Short-term debt                                               (510,000)
         Other liabilities                                             (298,660)
         -----------------------------------------------------------------------
                                                                   $ 6,600,000
         =======================================================================

         Unaudited Proforma Results

         The following unaudited proforma condensed consolidated financial information for the years ended December 31, 2004 and 2003, is presented to show the results of the Company to give effect to the acquisition of QualTech International Corporation and its affiliate, QualTech Services Group, Inc., as if it had occurred on January 1, 2003 and 2004. The proforma results include certain adjustments, including increased amortization related to intangible assets and are not necessarily indicative of what the results would have been had the transactions actually occurred on those dates.

--------------------------------------------------------------------------------
                                                                       Page F-15

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


                                                         2004            2003
                                              ---------------------------------
         Net revenue                             $ 30,890,968    $ 21,962,181
         Net income (loss)                            265,702         (159,341)
         Earnings (loss) per share - basic             $ 0.01          $ (0.01)
         Earnings (loss) per share - diluted           $ 0.01          $ (0.01)
         Weighted average shares - basic           24,602,246      23,619,424
         Weighted average shares - diluted         32,464,038      23,619,424


5.       Goodwill and Other Intangible Assets

         In accordance with the SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performed an impairment test in the fourth quarter of 2004, and has determined that the carrying value of such assets were not impaired. At December 31, 2004, the balance of goodwill and intangible assets is as follows:

         Goodwill                                                $ 1,980,443
         Intangible assets with indefinite lives                     910,000
         Intangibles with definite lives                           2,278,896
         --------------------------------------------------- -------------------
                                                                 $ 5,169,339
         =================================================== ===================

         Intangibles with indefinite lives relate principally to trade names. Intangibles with definite lives relate principally to the following:


                                                              2004          Accumulated                     Amortization
                                           Cost       Amortization         Amortization             Net      Life (years)
                                 --------------- -------------------- ------------------ --------------- -----------------

         Customer Lists             $ 1,640,000          $ 121,472            $ 121,472     $ 1,518,528               9.0
         Database                       400,000             29,632               29,632         370,368               9.0
         Employee Non-
             competes                   450,000             60,000               60,000         390,000               5.0
         ----------------------- --------------- -------------------- ------------------ --------------- -----------------
         Total                      $ 2,490,000          $ 211,104            $ 211,104     $ 2,278,896
         ======================= =============== ==================== ================== =============== =================

         Amortization of intangibles is computed on a straight-line basis and based on December 31, 2004 balances, expected amortization expense in each of the next five years is approximately $317,000 per year.

--------------------------------------------------------------------------------
                                                                       Page F-16

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


6.       Other Assets

                                                       2004            2003
                                              --------------- -----------------

         Deposits                                  $ 63,341         $ 40,837
         Trademark                                    3,010               --
         Patent, net of amortization of
             $1,413 in 2004 and $202 in 2003         22,803           24,014
         Other                                          689               --
         ------------------------------------ --------------- -----------------
                                                   $ 89,843         $ 64,851
         ==================================== =============== =================

         The patent is being amortized over a 20-year life. Patent amortization expense in 2004 amounted to $1,211 and in 2003 amounted to $202. Expected amortization expense in each of the next five years is approximately $1,211 per year.


7.       Financing Arrangements


                  Notes payable consist of the following:
                                                                                2004               2003
                                                                  ---------------------------------------

         Notes   payable,   principal   stockholders,    secured   by
         substantially  all of the  Company's  assets,  with interest only  payments  at 12%  payable  monthly  in  arrears,  with
         $100,000 and $255,000 in principal and accrued  interest due and payable on January 31, 2005 and January 31, 2006,
         respectively.                                                     $ 355,000          $ 500,000

         Notes payable - stockholder, secured by substantially all of the Company's  assets,  with interest only payments at prime plus 2% (7.25% at  December  31,  2004)  payable  monthly in arrears, with $500,000 in principal
         and accrued interest due and payable on April 1, 2005.              500,000                 --

         Capital lease obligations                                             3,376             10,958
         ------------------------------------------------------------------------------------------------
                                                                             858,376            510,958
         Less current maturities                                             603,376              7,555
         ------------------------------------------------------------------------------------------------
                                                                           $ 255,000          $ 503,403
         ================================================================================================

--------------------------------------------------------------------------------
                                                                       Page F-17

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


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

         The Company has also entered into a secured loan agreement with Barron Partners, LP, one of its principal stockholders. This agreement provides for a short-term loan to the Company in the amount of $500,000, due and payable on April 1, 2005. At December 31, 2004, all interest due under this note had been paid.

         Both of these loans are collateralized by all of the Company's assets.

         Revolving Lines Of Credit

         The Company has entered into revolving lines of credit with certain principal stockholders in the aggregate of $500,000. Advances under the lines are at the discretion of such principal stockholders, and are due on demand. At December 31, 2004 and 2003, $0 and $7,192, respectively, had been advanced.

         The Company has two revolving line-of-credit agreements for its QualTech subsidiaries. The first loan provides for borrowings limited to the lesser of $750,000 or the borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000. Interest on this loan is payable monthly at the prime rate (5.25% at December 31, 2004), with all principal due
         April 30, 2005. Borrowings under this loan amounted to $452,500 at December 31, 2004.

         The second loan provides for borrowings limited to the lesser of $1,500,000 or the borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000. Interest on this loan is payable at the prime rate plus one percent (6.25% at December 31, 2004), with all principal due April 30, 2005. Borrowings under this loan amounted to $703,000 at December 31, 2004.

--------------------------------------------------------------------------------
                                                                       Page F-18

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Both of these loans are guaranteed by an officer of the Company and collateralized by QualTech's assets. QualTech is also required to maintain a total liabilities to tangible net worth ratio not in excess of 2.5 to 1. QualTech was in compliance with this covenant at December 31, 2004.


8.       Stockholders' Equity

         Stock Option Grants

         In October 2001, the Company granted 1,350,000 options to its shareholders and employees to acquire shares of its common stock at $0.026 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.

         In January 2002, the Company's stockholders approved the 2002 Flexible Stock Plan (the "2002 Plan"). Under the 2002 Plan, the number of shares which may be issued or sold, or for which options, stock appreciation rights (SAR's) or performance shares may be granted to certain directors, officers and employees of the Company is 5,000,000, plus an annual increase, effective the first day of each calendar year commencing with 2003, equal to 10% of the number of shares outstanding as of the first day of such calendar year but in no event more than 30,000,000 shares in the aggregate.

         A summary of stock option activity is as follows:


                                                                   2004                            2003
                                                       ------------------------------  -------------------------------
                                                                         Weighted-                        Weighted-
                                                                           Average                         Average
                                                                          Exercise                         Exercise
                                                              Shares        Price          Shares           Price
                                                       --------------- --------------  --------------- ---------------

           Outstanding - Beginning of Period                5,525,000      $ 0.999           2,560,000      $ 0.026
           Granted                                          2,600,000        1.684           2,965,000        1.839
           Exercised                                         (500,000)      (1.803)                 --           --
           Forfeited                                               --           --                  --           --
           ------------------------------------------- --------------- --------------  --------------- ---------------

           Outstanding on December 31                       7,625,000      $ 1.180           5,525,000      $ 0.999
           =========================================== =============== ==============  =============== ===============

           Exercisable on December 31                       7,175,000      $ 1.148           2,935,000      $ 0.116
           =========================================== =============== ============== = =============== ===============

--------------------------------------------------------------------------------
                                                                       Page F-19

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         The  following   table   summarizes   information   about  the  options
         outstanding at December 31, 2004:

                                                                                            Exercisable Stock
                                               Outstanding Stock Options                           Options
                                   ---------------------------------------------------  ------------------------------

                                                          Weighted-
                                                            Average         Weighted-                       Weighted-
                         Range Of                         Remaining           Average                         Average
                         Exercise                       Contractual          Exercise                        Exercise
                           Prices           Shares             Life             Price            Shares         Price
            ---------------------- --------------- ----------------- -----------------  --------------- --------------
                          $ 0.026       2,775,000               7.0           $ 0.026        2,775,000        $ 0.026
                 $ 1.44 to $ 1.90       2,525,000               9.8           $ 1.685        2,075,000        $ 1.686
                   $2.00 to $2.13       2,325,000               9.7           $ 2.008        2,325,000        $ 2.008
                                   ---------------                                      ---------------
                                        7,625,000                                            7,175,000
                                   ===============                                      ===============

         The Company applies APB Opinion No. 25 and related interpretations in accounting for all grants.

         As the result of a court decision in 2004, 1,100,000 fully vested options were required to be granted to an employee at an exercise price of $1.10 per share. The price was $0.25 below the market price of the stock at the date of grant and, accordingly, an expense was recorded in 2004 in the amount of $275,000.

         Additionally, 400,000 options were issued to employees in 2004 at an exercise price of $1.66 per share. This was $0.19 below the market price of the stock at the date of grant and is being expensed on a straight-line basis over the three year vesting life of the options. An expense in the amount of $14,666 was recorded in 2004.

         For the remainder of the options granted in 2004, the exercise price was equal to the fair market value at the date of grant, and, accordingly, no compensation cost has been recognized under these grants.

         Warrants

         In July 2003, the Company issued 400,000 warrants for investment banking services. These warrants have an exercise price of $0.50 per share, and are exercisable from the date of issuance through 36 months after the effective date of a registration statement registering the shares of common stock underlying the warrants. These warrants were valued at $60,000 and recorded as expense when issued.

--------------------------------------------------------------------------------
                                                                       Page F-20

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         In August 2003, the Company issued 20 Units at a price of $10,000 per Unit. Each Unit consists of (i) 10,000 shares of common stock, and warrants to purchase 10,000 shares of common stock, exercisable for a period of three years at an exercise price of $1.00 per share. These warrants were valued at $56,000, based on the relative fair value of the warrants as compared to the common stock issued.

         In May 2004, the Company issued 6,000,000 warrants to a group of investors in connection with the sale of 6,000,000 shares of common stock. 3,000,000 of the warrants are exercisable for a period of five years at a price of $1.50 per share and 3,000,000 of the warrants are exercisable for a period of five years at a price of $3.60 per share. These warrants were valued at $1,521,261, based on the relative fair value of the warrants as compared to the common stock issued.

         In October 2004, the Company issued 350,000 warrants with an exercise price of $2.00 to certain warrant holders in exchange for their exercise of 500,000 warrants for which the Company received $750,000. The fair value of the 350,000 new warrants plus the fair value of the 500,000 warrants with a decreased exercise period was less than the fair value of the 500,000 warrants before the modification. As such, no value was assigned to the new warrants.

         A schedule of common stock warrant activity is as follows:


                                                                               Number Of        Weighted Average
                                                                                  Shares          Exercise Price
                                                                      ---------------------------------------------------

             Outstanding at December 31, 2002                                         --                     --
             Warrants granted                                                    600,000                $ 0.667
             ------------------------------------------------------------------------------------------------------------

             Outstanding at December 31, 2003                                    600,000                  0.667
             Warrants granted                                                  6,350,000                  2.520
             Warrants exercised                                                 (500,000)                 1.500
             ------------------------------------------------------------------------------------------------------------

             Outstanding at December 31, 2004                                  6,450,000                $ 2.426
             ============================================================================================================

--------------------------------------------------------------------------------
                                                                       Page F-21

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         The  following  table   summarizes   information   about  the  warrants
outstanding at December 31, 2004:
                                               Outstanding Stock Warrants                   Exercisable Warrants
                                   ---------------------------------------------------  ------------------------------
                                                          Weighted-
                                                            Average         Weighted-                       Weighted-
                         Range Of                         Remaining           Average                         Average
                         Exercise                       Contractual          Exercise                        Exercise
                           Prices          Number              Life             Price          Shares           Price
            ---------------------- --------------- ----------------- -----------------  -------------- ---------------
                  $ 0.50 - $ 1.00         600,000              1.58           $ 0.667         600,000         $ 0.667
                  $ 1.50 - $ 2.00       2,850,000              4.19           $ 1.560       2,850,000         $ 1.560
                            $3.60       3,000,000              4.38           $ 3.600       3,000,000         $ 3.600
                                   ---------------                                      --------------
                                        6,450,000                                           6,450,000
                                   ===============                                      ==============


9.       Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                                     2004                2003
                                       ---------------------------------------
Current                                       $    45,658        $      1,900
Deferred                                          (60,583)                  --
------------------------------------------------------------------------------
                                              $   (14,925)       $      1,900
==============================================================================

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                          2004             2003
                                                --------------------------------
         Deferred Tax Assets
            Liabilities and reserves               $    68,254      $    14,528
            Net operating loss carryforwards           228,273          331,387
            Stock options                                5,720               --
            Inventory capitalization                    29,250               --
         -----------------------------------------------------------------------
            Gross deferred tax assets                  331,497          345,915
            Valuation allowance                             --         (180,648)
         -----------------------------------------------------------------------
                                                       331,497          165,267
         -----------------------------------------------------------------------
         Deferred Tax Liabilities
            Property and equipment                      93,576           28,881
            Prepaid expenses                            33,698               --
            Patent and trademark                         8,913            9,366
         -----------------------------------------------------------------------
                                                       136,187           38,247
         -----------------------------------------------------------------------
         Net Deferred Tax Asset                    $   195,310      $   127,020
         =======================================================================


--------------------------------------------------------------------------------
                                                                       Page F-22

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         The current and long-term components of the deferred tax asset are as follows:

                                                      2004                2003
                                            -----------------------------------

         Current deferred tax asset             $   67,511          $   14,528
         Long-term deferred tax asset              127,799             112,492
         ----------------------------------------------------------------------

                                                 $ 195,310           $ 127,020
         ======================================================================

         At December 31, 2004, the Company had aggregate net operating loss carryforwards of approximately $576,000 for income tax purposes that expire beginning in 2022.

         The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

                                                       2004               2003
                                              ----------------------------------
         Statutory rate                                34%                34%
         State income taxes, net of
          federal benefits                             28                  5
         Change in deferred tax asset
          valuation allowance                        (153)               (36)
         Amortization of intangibles                   70                 --
         Meals and entertainment                        8                 (3)
         Other                                         --                 (1)
         -----------------------------------------------------------------------
                                                      (13)%               (1)%
         =======================================================================

         In 2004, the Company reversed the deferred tax asset valuation allowance. This was based on the Company's determination that the deferred tax assets were more likely than not realizable in future periods. This judgment was based on the Company's projection of future taxable income.


10.      Concentrations

         Major Customers

         For the years ended December 31, 2004 and 2003, sales to the Company's top ten customers (including sales to a related party - see Note 12) comprised 39% and 51% of revenue, respectively. These customers also comprised 60% and 67% of the combined accounts receivable and accounts receivable - related party at December 31, 2004 and 2003, respectively.


--------------------------------------------------------------------------------
                                                                       Page F-23

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Purchases

         The Company purchases a majority of its products from a small number of suppliers. Approximately 20% and 30% of product purchases were from two vendors for the years ended December 31, 2004 and 2003, respectively.


11.      Benefit Plan

         The Company has a 401(k) defined contribution benefit plan for all eligible employees. The Company contributes 3% of eligible employees' salaries to the plan. The Company contributed $47,397 and $28,347 to the plan during the years ended December 31, 2004, and 2003, respectively.


12.      Commitments And Contingencies

         Lease

         The Company has an operating lease on New Jersey real property expiring in the year 2006. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.

         The Company has an operating lease on New Hampshire real property expiring in the year 2006.

         The Company has an operating lease on Minnesota real property expiring in the year 2009. In addition to fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes, and insurance.

         Rent expense and other charges totaled $305,792 and $192,305 for the years ended December 31, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
                                                                       Page F-24

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         The approximate minimum payments required under these operating leases at December 31, 2004 are:

         Year                                               Amount
         ------------------------------------ ----------------------
         2005                                         $    398,000
         2006                                              380,000
         2007                                              217,000
         2008                                              178,000
         2009                                              148,000
         ------------------------------------ ----------------------
                                                      $  1,321,000
         ==================================== ======================

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


13.      Related Party Transactions

         In 2004 and 2003, the Company had sales to two customers related to two stockholders and officers of the Company. Sales to such customers for the years ended December 31, 2004 and 2003 amounted to approximately $1,123,000 and $958,000, respectively. Accounts receivable from these customers amounted to $119,046 and $37,173 at December 31, 2004 and 2003, respectively.


--------------------------------------------------------------------------------
                                                                       Page F-25

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


14.      Supplemental Cash Flow Information

         During 2004, the Company issued 123,422 shares of its common stock to settle an accounts payable balance with a vendor for $209,200. During 2004, the Company issued 1,957,831 shares of its common stock valued at $3,250,000 as partial payment for the acquisition of QualTech. During 2003, the Company issued shares of its common stock to settle an accounts payable balance with a vendor for $59,500.


15.      Segment Information

         As a result of the acquisition of Qualtech International, Inc. and its affiliate, Qualtech Services Group, Inc., the company began operating in three business segments: Data Security & Compliance, Data Center Hardware, and Data Center Maintenance. The overall concept that Windsortech, Inc. employs in determining its operating segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products and services offered and the target market.

         Data Security & Compliance Segment

         This segment provides data security and regulatory compliance services for end-of-life business-computing IT assets. The Company offers a variety of services to help companies with these assets to ensure compliance with federal and state mandates regulating the disposal of such assets. In addition, this segment re-sells a wide range of used and refurbished computer products, including servers, laptop and desktop computers, monitors, PC processors, CD/DVD disk drives, modems, printers and memory.

         Data Center Hardware Segment

         This segment remarkets refurbished mainframe processors, midrange processors and associated peripherals including tape and disk products and connectivity products. The Company is one of the leading resellers of refurbished enterprise-class hardware and associated peripheral products to companies around the world.

--------------------------------------------------------------------------------
                                                                       Page F-26

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Data Center Maintenance

         This segment provides hardware maintenance services on enterprise-class hardware and associated peripheral products to companies in the United States.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. These amounts have been eliminated in consolidation.


                                                             2004               2003
                                                ---------------------------------------
         Revenues
             Data Security & Compliance              $ 10,388,674        $ 7,484,472
             Data Center Hardware                      11,155,459                 --
             Data Center Maintenance                    1,219,646                 --
             Intersegment Elimination                    (683,983)                --
         ------------------------------------------------------------------------------
                Consolidated Total                   $ 22,079,796        $ 7,484,472
         ==============================================================================
         Product Revenue
             Data Security & Compliance             $   9,450,188        $ 7,454,235
             Data Center Hardware                      11,155,459                 --
             Data Center Maintenance                           --                 --
         ------------------------------------------------------------------------------
                Consolidated Total                   $ 20,605,647        $ 7,454,235
         ==============================================================================
         Service Revenue
             Data Security & Compliance            $      254,503      $      30,237
             Data Center Hardware                              --                 --
             Data Center Maintenance                    1,219,646                 --
         ------------------------------------------------------------------------------
                Consolidated Total                  $   1,474,149      $      30,237
         ==============================================================================
         Income (Loss) Before Provision
            (Benefit) for Income Taxes
             Data Security & Compliance             $    (983,059)       $  (147,309)
             Data Center Hardware                       1,067,296                 --
             Data Center Maintenance                       33,632                 --
         ------------------------------------------------------------------------------
                Consolidated Total                 $      117,869        $  (147,309)
         ==============================================================================

--------------------------------------------------------------------------------
                                                                       Page F-27

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements



                                                        2004               2003
                                            ------------------------------------
         Depreciation And Amortization
             Data Security & Compliance       $      113,519      $      71,973
             Data Center Hardware                    240,351                 --
             Data Center Maintenance                  37,802                 --
         -----------------------------------------------------------------------
                  Consolidated Total          $      391,672      $      71,973
         =======================================================================


         Interest Expense, Net
              Data Security & Compliance      $       67,172      $      79,656
              Data Center Hardware                    16,135                 --
              Data Center Maintenance                     --                 --
         -----------------------------------------------------------------------
                  Consolidated Total          $       83,307      $      79,656
         =======================================================================


         Segment Assets
              Data Security & Compliance      $    4,556,736      $   1,390,998
              Data Center Hardware                 8,036,107                 --
              Data Center Maintenance                877,970                 --
         -----------------------------------------------------------------------

                  Consolidated Total          $   13,470,813      $   1,390,998
         =======================================================================


         Goodwill
              Data Security & Compliance      $           --      $          --
              Data Center Hardware                 1,823,157                 --
              Data Center Maintenance                157,286                 --
         -----------------------------------------------------------------------

                  Consolidated Total          $    1,980,443      $          --
         =======================================================================


         Expenditures For Property And
            Equipment
              Data Security & Compliance      $       93,129      $      88,142
              Data Center Hardware                     9,938                 --
              Data Center Maintenance                103,044                 --
         -----------------------------------------------------------------------

                  Consolidated Total          $      206,111      $      88,142
         =======================================================================

--------------------------------------------------------------------------------
                                                                       Page F-28

WINDSORTECH, INC.
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements


         Company Data By Geographic Segment

         The Company operates solely in the United States and has no assets in foreign countries. All of the Company's purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in 2004 or 2003.

         For the years ended December 31, 2004 and 2003, export sales comprised 18% and 30% of revenue, respectively.

         Revenue by Geographic Segment comprised:

                                                    2004               2003
                                          --------------------------------------
         United States                      $ 18,094,977        $ 5,198,400
         Asia                                    983,921            817,707
         Europe                                  382,866            349,715
         Africa                                  604,686            703,073
         United Kingdom                        1,333,544            155,834
         Canada                                  506,262            223,458
         Australia                                63,150             24,500
         South America                           110,390             11,785
         -----------------------------------------------------------------------
                                            $ 22,079,796        $ 7,484,472
         =======================================================================

--------------------------------------------------------------------------------
                                                                       Page F-29