Form 10QSB
period 2005-03-31
WINDSORTECH INC
filed 2005-05-12
CIK 27960

As filed with the Securities and Exchange Commission on May 12, 2005
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ---------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

         The number of shares outstanding of each class of our common equity as of May 1, 2005, is as follows:

             Class of Common Equity                   Number of Shares
             ----------------------                   ----------------
             Common Stock, par value $.01                27,845,007




         Transitional Small Business Disclosure Format:

         Yes | |   No |X|


                                WINDSORTECH, INC.

                                TABLE OF CONTENTS

Item                                                  Description                                               Page

 PART I - FINANCIAL INFORMATION

    1. Financial Statements (all unaudited)
            Condensed Consolidated Balance Sheets -
                March 31, 2005 and December 31, 2004                                                              1
            Condensed Consolidated Statements of Operations -
                Three Months Ended March 31, 2005 and 2004                                                        2
            Condensed Consolidated Statement of Stockholders' Equity -
                Three Months Ended March 31, 2005                                                                 3
            Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2005 and 2004                                                        4
            Notes to Condensed Consolidated Financial Statements                                                  5
    2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                        10
    3.      Controls and Procedures
                                                                                                                 15

 PART II - OTHER INFORMATION

    1.      Legal Proceedings                                                                                    15
    2.      Unregistered Sales of Equity Securities and Use of Proceeds                                          16
    3.      Defaults Upon Senior Securities                                                                      16
    4.      Submission of Matters to a Vote of Security Holders                                                  16
    5.      Other Information                                                                                    16
    6.      Exhibits                                                                                             16

 SIGNATURES                                                                                                      17

 EXHIBITS                                                                                                        18

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements


                                WINDSORTECH, INC.
-----------------------------------------------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     March 31,          December 31,
                                                                                       2005                2004
                                                                                 --------------------------------------
                                                         Assets
Current Assets
   Cash and cash equivalents                                                       $     428,888    $       844,939
   Accounts receivable, net of reserve of $50,000 in 2005 and 2004                     3,654,630          3,612,530
   Accounts receivable - related party                                                         -            119,046
   Inventories                                                                         2,816,253          2,721,505
   Prepaid expenses, income taxes and other assets                                       534,389            165,741
   Deferred income taxes                                                                  67,511             67,511
-----------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                          7,501,671          7,531,272
Property and Equipment, Net                                                              587,784            552,560
Goodwill                                                                               1,980,443          1,980,443
Intangibles, Net                                                                       3,109,732          3,188,896
Deferred Income Taxes                                                                    127,799            127,799
Other Assets                                                                              92,098             89,843
-----------------------------------------------------------------------------------------------------------------------

                                                                                   $  13,399,527    $    13,470,813
=======================================================================================================================

                                          Liabilities And Stockholders' Equity
Current Liabilities

   Current maturities of notes payable                                             $     502,130    $       603,376
   Revolving lines of credit                                                                   -          1,155,500
   Accounts payable                                                                    1,903,277          1,590,928
   Accrued expenses                                                                      266,469            265,391
   Deferred revenue                                                                      607,208            346,031
   Accrued payroll and other liabilities                                                 128,197            210,205
-----------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                     3,407,281          4,171,431

Notes Payable                                                                                  -            255,000
         Total Liabilities                                                             3,407,281          4,426,431
-----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred shares: Authorized 5,000,000 shares in 2005
       and 2004, $0.01 par value, none issued                                                  -                  -
   Common shares: authorized 55,000,000 shares in 2005 and 2004,
      $0.01 par value; 27,845,007 shares issued and outstanding in 2005
       and 25,550,007 shares issued and outstanding in 2004                              278,450            255,500
   Additional paid-in capital                                                         10,952,549          9,421,356
   Retained earnings (deficit)                                                        (1,238,753)          (632,474)
-----------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                    9,992,246          9,044,382

-----------------------------------------------------------------------------------------------------------------------
                                                                                  $   13,399,527     $   13,470,813
=======================================================================================================================


-----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.                                       Page 1


                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                         -------------------------------------
                                                2005                2004
                                         -------------------------------------

Revenue                                  $     7,316,690    $     2,681,857

Cost Of Sales                                  5,908,665          1,911,471
------------------------------------------------------------------------------

Gross Profit                                   1,408,025            770,386

Selling, General And Administrative
   Expenses                                    2,167,718            637,219

Depreciation And Amortization                    144,870             25,109

Interest Expense, net                             23,556             16,367
------------------------------------------------------------------------------

Income  (Loss) Before Provision
   (Benefit) For Income Taxes                   (928,119)            91,691

Provision (Benefit) For Income Taxes            (321,840)             8,253
------------------------------------------------------------------------------


Net Income (Loss)                        $      (606,279)   $        83,438
==============================================================================

Net Income  (Loss) Per Common Share -
   Basic                                 $         (0.02)   $          0.01
Net Income  (Loss) Per Common Share -
   Diluted                               $         (0.02)   $          0.00
==============================================================================

Weighted Average Number Of Common
   Shares Outstanding -Basic                  26,907,729         16,468,754
Weighted Average Number Of Common
   Shares Outstanding -Diluted                26,907,729         19,107,521
==============================================================================


--------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.


                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Three Months Ended March 31, 2005
                                   (Unaudited)





                                               Common Stock              Additional         Retained           Total
                                      -------------------------------     Paid-in           Earnings       Stockholders'
                                            Number          Amount        Capital          (Deficit)          Equity
                                      --------------- --------------- ---------------- ---------------- -----------------

Balance - December 31, 2004             25,550,007        $255,500      $ 9,421,356      $ (632,474)       $  9,044,382

Warrants Exercised                         500,000           5,000          295,000               -             300,000

Options Exercised                        1,795,000          17,950        1,229,860               -           1,247,810

Stock Option Compensation                        -               -            6,333               -               6,333

Net Loss                                         -               -                -        (606,279)           (606,279)

------------------------------------- --------------- --------------- ---------------- ---------------- -----------------
Balance - March 31, 2005                27,845,007        $278,450    $  10,952,549     $(1,238,753)       $  9,992,246
===================================== =============== =============== ================ ================ =================

-----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.                                       Page 3


                                WINDSORTECH, INC.
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                        2005                 2004
                                                                                ---------------------------------------

Cash Flows From Operating Activities
   Net Income (Loss)                                                               $  (606,279)          $   83,438
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                 144,870               25,109
         Stock option compensation expense                                               6,333                    -
         Changes in assets and liabilities:
            Decrease (Increase) in accounts receivable                                  76,946             (478,122)
            Increase in inventories                                                    (94,748)            (522,145)
            (Increase) Decrease in prepaid expenses and other assets                  (371,205)               9,923
            Increase in accounts payable and accrued expenses                          492,595              431,616
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                 (351,488)            (450,181)
-----------------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities
     Payments for property and equipment                                              (100,627)             (10,651)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                 (100,627)             (10,651)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from the exercise of options and warrants                          1,547,810                    -
     Net proceeds from (amounts paid on) notes payable                                (356,245)             250,720
     Net amounts paid on line of credit                                             (1,155,500)                   -
     Other financing costs                                                                   -              (15,000)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                               36,065              235,720
-----------------------------------------------------------------------------------------------------------------------

Net Decrease In Cash And Cash Equivalents                                             (416,051)            (225,112)

Cash And Cash Equivalents - Beginning Of Period                                        844,939              270,155
-----------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents - End of Period                                        $     428,888         $     45,043
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
See the accompanying notes to condensed consolidated financial statements.                                       Page 4

--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements of WindsorTech, Inc. ("WTI" or the "Company") as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.


         The condensed consolidated statement of operations for the three months ended March 31, 2005 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Business Organization


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

                           - Asset Auditing/Life Cycle Management,  which allows
                             customers to minimize their overall IT expenditure and maximize their return on investment.

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


         Earnings (Loss) Per Share


         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows:




                              Three Months Ended March 31,
                        ------------------------------------------
                                2005                 2004
                                ----                 ----
Basic                             26,907,729           16,468,754
Stock options                              -            2,180,160
Stock warrants                             -              458,608
                        ------------------------------------------
Diluted                           26,907,729           19,107,521
                        ==========================================

         In 2005, the Company excluded 2,726,895 weighted average common share equivalents related to stock options and 2,132,913 weighted average common share equivalents related to stock warrants because their effect would be anti-dilutive.

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

         Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's expenses for the three months ended March 31, 2005 and 2004 would have increased. The pro forma amounts are indicated below:



                                                 Three Months Ended March 31,
                                            ------------------------------------
                                                    2005              2004
                                            ------------------------------------

Net income (loss), as reported                 $   (606,279)    $       83,438
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                    3,863                 --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects               (6,871,097)        (1,051,971)
Pro forma net loss                             $ (7,473,513)    $     (968,533)
Earnings (loss) per share:
Basic - as reported                            $      (0.02)    $        (0.01)
Diluted - as reported                          $      (0.02)    $        (0.00)
Basic - Pro forma                              $      (0.28)    $        (0.06)
Diluted - Pro forma                            $      (0.28)    $        (0.06)

--------------------------------------------------------------------------------
         The weighted average per share fair value of the options granted was $2.07 for the three months ended March 31, 2005. No options were granted in the three months ended March 31, 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2005               2004
                                         ------------------ ------------------

   Risk-free interest rates                           4.2%                 --
   Expected option lives                           5 years                 --
   Expected volatilities                            96.56%                 --
   Expected dividend yields                             0%                 --

         Impact of Recently Issued Accounting Standards

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


3.       INVENTORIES


         Inventories at March 31, 2005 and December 31, 2004 consist of:

                                                     2005               2004
                                          -----------------  -----------------
   Finished goods                         $       2,030,256  $       2,546,733
   Inventory in transit                             800,797            189,772
   Allowance for excess and obsolescence            (15,000)           (15,000)
                                          -----------------  -----------------
                                          $       2,816,253  $       2,721,505
                                          =================  =================



4.        FINANCING

         On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. The agreement was amended on September 30, 2002, February 28, 2003 and March 29, 2004 to extend the maturity date. The loans are secured by substantially all of the assets of the Company. Each principal stockholder loaned the Company $110,000 (for an aggregate of $550,000). The loans bear interest at the rate of 12% per annum with interest only payments payable monthly in arrears. As of March 31, 2005, all amounts due under the loans have been repaid.

         During the year ended December 31, 2002, Qualtech International Corporation entered into a revolving credit loan with a bank. This loan provided for borrowings limited to the lesser of $750,000 or the borrowing base of 75% of eligible accounts receivable. Interest on the loan was payable monthly at prime (5.75% at March 31, 2005). The loan was secured by all of the assets of the Company and the personal guarantee of the former owners. This loan was amended in July 2003 and again in February 2004, extending the maturity date to April 30, 2005. The new terms include a borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000. As of March 31, 2005, all amounts due under this facility have been paid.

         Qualtech International Corporation arranged a second revolving line of credit with the same bank in February 2004. This loan provides for borrowings limited to the lesser of $1,500,000 or the borrowing base of 75% of eligible accounts receivable plus 25% of inventories, with eligible inventories not to exceed $1,200,000. Interest on this loan is payable at the prime rate plus one percent, with all principle due April 30, 2005. This line of credit contains a covenant whereby the Company must maintain a liabilities to tangible net worth of not greater than 2.5 to 1.0. As of March 31, 2005, all amounts due under this facility have been paid.

         On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005), with all principal and interest due April 1, 2007.

5.        ACQUISITIONS

         In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. QualTech International Corp is a worldwide reseller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

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

         The results of Qualtech have been included in the Condensed Consolidated Financial Statements since May 1, 2004. Unaudited pro forma results of operations for the three months ended March 31, 2004 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Qualtech been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.


                                                  Three Months Ended
                                                       March 31,
                                                                       2004
                                                              ----------------

Revenue                                                         $ 8,262,245

Net Income                                                        $ 278,985

Net Income Per Common Share - Basic                                   $0.01

Net Income Per Common Share - Diluted                                 $0.01

6.        SEGMENT INFORMATION


         The Company operates in three business segments: Data Security & Compliance, Data Center Hardware, and Data Center Maintenance. The segments are presented in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management and the focus of the businesses with regards to the types of products and services offered and the target market. Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.


                                                Three Months Ended
                                                     March 31,
                                                   2005              2004
                                        ------------------ -----------------

Revenues
     Data Security and Compliance           $ 2,298,696       $ 2,681,857
     Data Center Hardware                     4,544,980
     Data Center Maintenance                    736,273
     Intersegment Elimination                  (263,259)

                                        ------------------ -----------------
Consolidated Total                          $ 7,316,690       $ 2,681,857
                                        ================== =================


Income (loss) before Provision
(Benefit) for Income Taxes
     Data Security and Compliance          $ (1,132,861)      $    91,691
     Data Center Hardware                        (1,437)
     Data Center Maintenance                    206,179

                                        ------------------ -----------------
Consolidated Total                         $   (928,119)      $    91,691
                                        ================== =================

7.        EMPLOYMENT CONTRACTS

         In 2005, the Company entered into employment contracts with three of its executive officers. These contracts are initially for three-year terms. These contracts included "change of control" provisions, under which the employees may terminate their employment within one year after a change in control, and be entitled to receive specified severance payments generally equal to three times their ending average compensation for the preceding year. In addition, these employees would also receive these payments if they were involuntarily terminated without cause, even if there is no change in control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

RECENT DEVELOPMENTS

         On January 7, 2005, Mr. Loppert, a former officer and director, brought an action in the Superior Court of New Jersey, Case No. L000020-05, against two officers of the Company, Marc Sherman and Edward Cummings, and two former officers, Carl Saracino and Michael Sheerr, alleging that each owed Mr. Loppert approximately $110,000.00 in connection with loans made to each of them, which were then loaned to the Company.

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

         On March 14, 2005, Seth A. Grossman, a member of the Company's Board of Directors, was appointed President and Chief Operating Officer. He will continue as a member of the Board of Directors.

         On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005), with all principal and interest due April 1, 2007.

RESULTS OF OPERATIONS

         The following table sets forth our results of operations as a percentage of total revenue for the periods indicated below and is derived from the unaudited Condensed Consolidated Statement of Operations in Part 1, Item 1 of this report.

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                        2005            2004
                                                -------------------------------
                                                          %               %
Revenue                                                100.0           100.0
Cost Of Products and Services Sold                      80.8            71.3
-------------------------------------------------------------------------------
Gross Profit                                            19.2            28.7
Selling, General And Administrative Expenses            29.6            23.8
Depreciation And Amortization                            2.0             0.9
Interest Expense, net                                    0.3             0.6
-------------------------------------------------------------------------------
Income (Loss) Before Provision (Benefit) For
   Income Taxes                                        (12.7)            3.4

Provision (Benefit) For Income Taxes                    (4.4)            0.3
-------------------------------------------------------------------------------
Net Income (Loss)                                       (8.3)            3.1
===============================================================================

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Revenue

         Revenue for the quarter ended March 31, 2005 was $7,316,690 compared to revenue of $2,681,857 for the quarter ended March 31, 2004, a $4,634,833 increase, or 172.8%. $5,017,994 of the increase was a result of our recent acquisitions. Our core business decreased by $383,161 as a result of our shift in focus away from wholesale sales to data security and environmental compliance services. In our data security and environmental compliance segment, we increased our sales staff to help increase our market penetration.

         Our revenues categorized by products and services are as follows:

                           Quarter Ended            Quarter Ended
                           March 31, 2005           March 31, 2004

  Revenue
     Products               $ 6,580,417              $ 2,615,159
     Services                   736,274                   66,698
                    -------------------------------------------------
  Total Revenue             $ 7,316,690              $ 2,681,857
                    =================================================

         Gross profit for the quarter ended March 31, 2005 was $1,408,025 compared to a gross profit of $770,386 for the quarter ended March 31, 2004, a $637,639 increase, or 82.8%. Gross margin was 19.2% for the quarter ended March 31, 2005 compared to 28.7% for the quarter ended March 31, 2004.

         Gross profit for the quarter increased due to the acquisitions. However, our margins contracted while we strengthened our infrastructure and continued to build a solid foundation for our long-term growth.

         In our industry, the overall management of the computer equipment throughout its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company's future revenues and profits. Our business has been built to keep companies in compliance with government legislation whether it is HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.

         Gartner Dataquest reports that in the US alone some 133,000 PCs per day are retired and replaced by their original owners. According to the National Safety Council, 63 million computers will become obsolete in 2005, resulting in a potentially greater source of computer equipment becoming available for resale and a potentially greater source of customers needing our services.

         Selling, general and administrative expenses for the quarter ended March 31, 2005 were $2,167,718 compared to selling, general and administrative expenses of $637,219 for the quarter ended March 31, 2004, a $1,530,499 increase, or 240.2%. Selling, general and administrative expenses increased as a result of increased professional fees mainly attributable to the defense and appeal of a lawsuit and accounting fees in the amount of $185,000, $671,000 was attributable to the companies acquired, which consisted mainly of payroll, payroll taxes, and employee benefits, rent and facilities expenses and insurance, and increased payroll and employee benefits necessary to retain qualified personnel. Expenses also increased as the Company continued to promote its new brand name "QSGI" and added sales personnel to market its services and build brand recognition. In addition, the Company continues to provide educational opportunities and training to the national sales team.

         Depreciation and amortization for the quarter ended March 31, 2005 was $144,870 compared to depreciation and amortization of $25,109 for the quarter ended March 31, 2004, a $119,761 increase, or 477.0%, This increase was the result of depreciation and the amortization of intangibles from the acquired companies as well as one full quarter of depreciation for property and equipment additions and leasehold improvements that occurred throughout 2004.

         Interest expense for the quarter ended March 31, 2005, was $23,556 compared to interest expense of $16,367 for the quarter ended March 31, 2004, a $7,189 increase, or 43.9%, commensurate with an increase in the level of the Company's borrowings.

         The Company recorded estimated state tax obligations for the quarters ended March 31, 2005 and 2004. The company also recorded a federal tax benefit during the quarter ended March 31, 2005.

BUSINESS SEGMENTS

         We operate in three segments that clearly focus our services into easy-to-understand categories for our target audiences: Data Security and Compliance, Data Center Hardware and Data Center Services. Our "eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities. Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

Data Security & Compliance Segment


                                                  Three Months Ended        Three Months Ended
                                                    March 31, 2005            March 31, 2004

Revenue                                               $ 2,298,696               $ 2,681,857
Gross Profit                                              173,908                   770,386
Selling, General and Administrative Expenses            1,256,767                   637,219
Depreciation and Amortization                              34,888                    25,109
Interest Expense, Net                                      15,114                    16,367
Income (Loss) Before Provision
(Benefit) for Income Taxes                             (1,132,861)                   91,691

Segment Assets                                          4,977,120                 2,156,772
Goodwill                                                        -                         -
Expenditures for Property and
Equipment                                                  73,268                    10,651


         Revenue for the quarter ended March 31, 2005 was $2,298,696 compared to revenue of $2,681,857 for the quarter ended March 31, 2004, a $383,161 decrease, or (14.3%). Our data security and compliance segment decreased by $383,161 as a result of our shift in focus away from wholesale sales to data security and regulatory compliance services. We have increased our sales staff to help increase our market penetration.

         Gross profit for the quarter ended March 31, 2005 was $173,908 compared to gross profit of $770,386 for the quarter ended March 31, 2004, a $596,478 decrease, or (77.4%). Gross profit decreased as a result of a decrease in revenues and an increase in infrastructure costs.

         Selling, general and administrative expenses for the quarter ended March 31, 2005 was $1,256,767 as compared to selling, general and administrative expenses for the quarter ended March 31, 2004 of $637,219, a $619,548 increase, or 97.2%. Selling, general and administrative expenses increased as a result of increased professional fees mainly attributable to the defense and appeal of a lawsuit and accounting fees in the amount of $185,000, increased payroll and employee benefits necessary to retain qualified personnel, additional expenses as the Company continued to promote its new brand name "QSGI" and added sales personnel to market its services and build brand recognition. In addition, the company continues to provide educational opportunities and training to the national sales team.

         Depreciation and amortization for the quarter ended March 31, 2005 was $34,888 compared to depreciation and amortization of $25,109 for the quarter ended March 31, 2004, a $9,779 increase, or 38.9%, This increase was the result of one full quarter of depreciation for property and equipment additions and leasehold improvements that occurred throughout 2004.

         Interest expense for the quarter ended March 31, 2005, was $15,114 compared to interest expense of $16,367 for the quarter ended March 31, 2004, a $1,253 decrease, or 7.7%, commensurate with a decrease in the level of this segments borrowings.

Data Center Hardware Segment

                                         Quarter Ended             Quarter Ended
                                        March 31, 2005            March 31, 2004

Revenue                                   $ 4,544,980                         -
Gross Profit                                  755,846                         -
Selling, General and Administration           653,970                         -
Depreciation and Amortization                  94,871                         -
Interest Expense, Net                           8,442                         -
Income (Loss) Before Provision
(Benefit) for Income Taxes                    (1,437)                         -

Segment Assets                              6,792,902                         -

Goodwill                                    1,823,157                         -
Expenditures for Property and
Equipment                                      24,682                         -

Data Center Maintenance Segment

                                         Quarter Ended             Quarter Ended
                                        March 31, 2005            March 31, 2004

Revenue                                     $ 736,273                         -
Gross Profit                                  478,271                         -
Selling, General and Administration           256,981                         -
Depreciation and Amortization                  15,111                         -
Interest Expense, Net                               -                         -
Income (Loss) Before Provision
(Benefit) for Income Taxes                    206,179                         -

Segment Assets                              1,629,505                         -

Goodwill                                      157,286                         -
Expenditures for Property and                                                 -
Equipment                                       2,677                         -

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

Liquidity and Capital Resources

         Net cash used in operating activities in the three months ended March 31, 2005 and 2004 was $351,488 and $450,181, respectively. Cash used in operating activities during the period ended March 31, 2005 was primarily as a result of the loss for the period, an increase in prepaid expenses and other assets which included the tax benefit for the period, and an increase in inventories, offset by an increase in accounts payable and accrued expenses and a decrease in accounts receivable. Cash used in operating activities during the period ended March 31, 2004 was primarily as a result of an increase in accounts receivable and inventories, offset by net income and an increase in accounts payable and accrued expenses.

         Net cash used in investing activities in the three months ended March 31, 2005 and 2004 was $100,627 and $10,651, respectively. Cash used in investing activities in the three months ended March 31, 2005 and 2004 was for the purchase of property and equipment.

         Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $36,065 and $235,720, respectively. Net cash provided by financing activities in the three months ended March 31, 2005 was from the exercise of stock options and stock warrants reduced by net amounts paid on the line of credit and net amounts paid on notes payable. Net cash provided by financing activities in the three months ended March 31, 2004 was the result of increased borrowings on notes payable reduced by other financing costs.

         Since our acquisition in May 2004, we have invested heavily in strengthening our infrastructure and have used cash to increase our inventory to a level necessary to support our growth. We believe that cash generated from operations, together with our available cash resources including the most recently signed working capital line and anticipated exercise of stock options and warrants in 2005, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.

         We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenditures during 2005. Any required expenditure will be completed through internally generated funding.

         We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2005 and 2004 and do not expect any in the remainder of fiscal 2005. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

         As of March 31, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

Changes in internal control over financial reporting

         During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

          On January 7, 2005, Mr. Loppert, a former officer and director, brought an action in the Superior Court of New Jersey, Case No. L000020-05, against two officers of the Company, Marc Sherman and Edward Cummings, and two former officers, Carl Saracino and Michael Sheerr, alleging that each owed Mr. Loppert approximately $110,000.00 in connection with loans made to each of them, which were then loaned to the Company.

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

                                 WINDSORTECH, INC.
                                 (Registrant)

Dated:    May 12, 2005           By:              /S/ MARC SHERMAN
                                       -----------------------------------------
                                                    Marc Sherman
                                               Chief Executive Officer

Dated:    May 12, 2005           By:           /S/ EDWARD L. CUMMINGS
                                       -----------------------------------------
                                                 Edward L. Cummings
                                       Vice President, Chief Financial Officer

LIST OF EXHIBITS

Exhibit
Number      Description
----------- --------------------------------------------------------------------
2.1         Agreement and Plan of Merger by and between WindsorTech, Inc., Delta
            States Oil, Inc. and Alfred D. Morgan,  Ph. D dated January 29, 2002
            (incorporated   herein  by   reference   to  Exhibit   99.1  to  the
            Registrant's Current Report on Form 8-K filed with the Commission on
            February 13, 2002 (Commission file number 00000-07539)).
2.2         Agreement  and  plan  of  Merger  by and  among  Windsortech,  Inc.,
            Qualtech International  Corporation and Qualtech Service Group, Inc.
            dated May 1, 2004.
3.1         Certificate  of  Amendment  of  Certificate  of   Incorporation   of
            WindsorTech, Inc. **
3.2         Amended  and  Restated  ByLaws of  WindsorTech,  Inc.  (Incorporated
            herein reference to Exhibit 3.2 to the Registrant's Quarterly Report
            on Form  10-QSB  filed  with  the  Commission  on  August  19,  2002
            (Commission file number 000-07539)).
3.3         Action by Consent in Writing of a Majority of Stockholders dated May
            19, 2004 concerning Amended and Restated By Laws.
3.4         Action by Consent in Writing  of a Majority  of  Stockholders  dated
            September  17,  2004   increasing   the  number  of  shares  of  the
            Corporation
4.1         Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated
            herein reference to Exhibit 4.1 to the Registrant's Quarterly Report
            on Form  10-QSB  filed  with  the  Commission  on  August  19,  2002
            (Commission file number 000-07539)).
4.2         Form of  Stock  Purchase  Agreements  with  Barron  Partners,  L.P.,
            Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3         Form of Registration  Rights Agreements with Barron Partners,  L.P.,
            Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4         Form of Common Stock  Purchase  Warrant at $1.50 per share dated May
            28, 2004.
4.5         Form of Common Stock  Purchase  Warrant at $3.60 per share dated May
            28, 2004
4.6         Form of  Registration  Rights  Agreement  with Joel Owens and Jolene
            Owens dated May 1, 2004.
10.1*       Employment and Non-Compete Agreement - Edward L. Cummings **
10.2*       Employment and Non-Compete Agreement - David A. Loppert **
10.3*       Employment and Non-Compete Agreement - Carl C. Saracino **
10.4*       Employment and Non-Compete Agreement - Michael P. Sheerr **
10.5*       Employment and Non-Compete Agreement - Marc Sherman **
10.6*       2002 Flexible Stock Plan  (Incorporated  herein reference to Exhibit
            10.6 to the Registrant's  Quarterly Report on Form 10-QSB filed with
            the   Commission   on  April  16,  2002   (Commission   file  number
            000-07539)).
10.7        Promissory  Note executed by the Company.  As of April 24, 2002 this note was paid in full (Incorporated herein reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

Exhibit
Number      Description
----------- --------------------------------------------------------------------
10.8        Loan Agreement by and among Marc Sherman, Edward L. Cummings,  David
            A. Loppert,  Carl C.  Saracino,  Michael P. Sheerr and  WindsorTech,
            Inc., on and as of April 24, 2002 (Incorporated  herein reference to
            Exhibit  10.8 to the  Registrant's  Quarterly  Report on Form 10-QSB
            filed with the Commission on August 19, 2002 (Commission file number
            000-07539)).
10.9        Lease Agreement  (Incorporated  herein  reference to Exhibit 10.9 to the  Registrant's  Quarterly  Report on Form  10-QSB  filed with the
            Commission on August 19, 2002 (Commission file number 000-07539)).
10.10       Amendment  to Loan  Agreement by and among Marc  Sherman,  Edward L.
            Cummings, David A. Loppert, Carl C. Saracino,  Michael P. Sheerr and
            WindsorTech,  Inc., on and as of March 31, 2002 (Incorporated herein reference to Exhibit 10.10 to the  Registrant's  Quarterly Report on
            Form  10-QSB  filed  with  the   Commission   on  November  4,  2002
            (Commission file number 000-07539)).
10.11       Second Amendment to Loan Agreement by and among Marc Sherman, Edward
            L. Cummings,  David A. Loppert, Carl C. Saracino,  Michael P. Sheerr
            and WindsorTech,  Inc., on and as of February 28, 2003 (Incorporated
            herein  reference  to Exhibit  10.11 to the  Registrant's  Quarterly
            Report on Form  10-QSB  filed with the  Commission  on May 13,  2003
            (Commission file number 000-07539)).
10.12       Employment and Non-Compete Agreement - Joel Owens
10.13***    Employment and Non-Compete Agreement - Seth A. Grossman
10.14**     Credit   Agreement  by  and  among   Windsortech,   Inc.,   Qualtech
            International  Corporation,  Qualtech Services Corporation and Fifth
            Third Bank.
16.1        Letter  from  Milton  Reece,  CPA  ("Reece")   concurring  with  the
            statements  made by the Registrant in the Current Report on Form 8-K
            reporting   Reece's   resignation  as  the  Registrant's   principal
            accountant  (incorporated  herein by  reference to Exhibit 16 to the
            Registrant's Current Report on Form 8-K filed with the Commission on
            February 13, 2002 (Commission file number 000-07539)).
31.1***     Chief Executive Officer Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
31.2***     Chief Financial Officer Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002
32.1***     Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C.  ss. 1350, as Adopted  Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.
*           Management contract or compensatory plan.
**          Incorporated herein by reference to the same numbered exhibit in the
            Registrant's  Transition  Report  on  Form  10-KSB  filed  with  the
            Commission on April 1, 2002 (Commission file number 000-07539).
***         Attached hereto.

There are no other  documents  required to be filed as an Exhibit as required by
Item 601 of Regulation S-B.