Form 10QSB
period 2005-06-30
WINDSORTECH INC
filed 2005-08-12
CIK 27960

As filed with the Securities and Exchange Commission on August 12, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 000-07539

WINDSORTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2599131 (I.R.S. Employer Identification No.)

70 Lake Drive, Hightstown, NJ 08520
(Address of Principal Executive Offices)

(609) 426-4666
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

The number of shares outstanding of each class of our common equity as of August 1, 2005, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	28,578,340

Transitional Small Business Disclosure Format:
Yes [X]  No [  ]

i

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

WINDSORTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$719,666	$844,939
Accounts receivable, net of reserve of $11,330 in 2005 and $50,000 in 2004	5,858,931	3,612,530
Accounts receivable - related party	276,714	119,046
Inventories	3,370,825	2,721,505
Prepaid expenses, income taxes and other assets	207,128	165,741
Deferred income taxes	67,511	67,511
Total Current Assets	10,500,775	7,531,272
Property and Equipment, Net	656,188	552,560
Goodwill	2,066,963	1,980,443
Intangibles, Net	3,030,568	3,188,896
Deferred Income Taxes	688,234	127,799
Other Assets	112,468	89,843

	$17,055,196	$13,470,813

Liabilities And Stockholders’ Equity
Current Liabilities
Current maturities of notes payable	$-	$603,376
Revolving lines of credit	2,071,500	1,155,500
Accounts payable	2,902,894	1,590,928
Accrued expenses	275,077	265,391
Deferred revenue	650,368	346,031
Accrued payroll and other liabilities	201,822	210,205
Total Current Liabilities	6,101,661	4,171,431

Notes Payable	-	255,000
Total Liabilities	6,101,661	4,426,431

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2005
and 2004, $0.01 par value, none issued	-	-
Common shares: authorized 55,000,000 shares in 2005 and 2004,
$0.01 par value; 28,578,340 shares issued and outstanding in 2005
and 25,550,007 shares issued and outstanding in 2004	285,783	255,500
Additional paid-in capital	12,001,548	9,421,356
Retained earnings (deficit)	(1,333,796)	(632,474)
Total Stockholders’ Equity	10,953,535	9,044,382

	$17,055,196	$13,470,813

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$8,947,425	$4,860,474	$16,264,115	$7,542,331

Cost Of Sales	6,848,993	3,358,814	12,757,658	5,270,285

Gross Profit	2,098,432	1,501,660	3,506,457	2,272,046

Selling, General And Administrative Expenses	2,216,354	1,519,920	4,384,071	2,157,139

Depreciation And Amortization	156,073	85,103	300,943	110,212

Interest Expense, net	3,744	17,873	27,300	34,240

Income (Loss) Before Provision (Benefit) For Income Taxes	(277,739)	(121,236)	(1,205,857)	(29,545)

Provision (Benefit) For Income Taxes	(182,695)	(180,649)	(504,535)	(172,396)

Net Income (Loss)	$(95,044)	$59,413	$(701,322)	$142,851

Net Income (Loss) Per Common Share - Basic	$0.00	$0.00	$(0.03)	$0.01
Net Income (Loss) Per Common Share - Diluted	$0.00	$0.00	$(0.03)	$0.01

Weighted Average Number Of Common Shares Outstanding -Basic	28,578,340	19,422,326	27,672,696	17,945,540
Weighted Average Number Of Common Shares Outstanding -Diluted	28,578,340	21,750,373	27,672,696	20,600,835

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2005
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance - December 31, 2004	25,550,007	$255,500	$9,421,356	$(632,474)	$9,044,382

Warrants Exercised	1,233,333	12,333	1,337,666	-	1,349,999

Options Exercised	1,795,000	17,950	1,229,860	-	1,247,810

Stock Option Compensation	-	-	12,666	-	12,666

Net Loss	-	-	-	(701,322)	(701,322)

Balance - June 30, 2005	28,578,340	$285,783	$12,001,548	$(1,333,796)	$10,953,535

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net Income (Loss)	$(701,322)	$142,851
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	300,943	110,212
Stock option compensation expense	12,666	2,000
Deferred tax benefit	(560,435)	(180,647)
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,404,069)	(27,492)
(Increase) in inventories	(649,320)	(1,230,713)
(Increase) in prepaid expenses and other assets	(17,079)	(25,948)
Increase in accounts payable and accrued expenses	1,612,108	1,212,898
Net Cash Provided by (Used In) Operating Activities	(2,406,508)	3,161

Cash Used In Investing Activities
Payments for Qualtech acquisition, net of cash acquired	(86,520)	(3,004,719)
Payments for property and equipment	(241,263)	(52,927)
Net Cash Used In Investing Activities	(327,783)	(3,057,646)

Cash Flows From Financing Activities
Net proceeds from the exercise of options and warrants	2,597,809	-
Net proceeds from the sale of common stock and warrants	-	3,300,000
Other financing fees	(48,125)	-
Net amounts paid on notes payable	(856,666)	(7,192)
Net amounts borrowed on line of credit	916,000	-
Payments on capital lease obligations	-	(5,164)
Net Cash Provided By Financing Activities	2,609,018	3,287,644

Net Increase (Decrease) In Cash And Cash Equivalents	(125,273)	233,159

Cash And Cash Equivalents - Beginning Of Period	844,939	270,155
Cash And Cash Equivalents - End of Period	$719,666	$503,314

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of WindsorTech, Inc. (“WTI” or the “Company”) as of June 30, 2005 and December 31, 2004 and for the three months and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months and six months ended June 30, 2005 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

We provide data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, servers, telecom and telephony) have come to the end of their life cycle. These services include:
- Data erasure to Department Of Defense standards for hard drives
- Environmental compliance (proper recycling or safe disposal) for IT assets

- IT asset remarketing for IT assets with market value
- Asset Auditing/Life Cycle Management, which allows customers to minimize their overall IT expenditure and maximize their return on investment
- Best practice consulting services for Life Cycle Management

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

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in California, Colorado, Connecticut, Illinois, New York, Texas, Florida, New Hampshire, Michigan and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic	28,578,340	19,422,326	27,672,696	17,945,540
Stock options	-	1,756,939	-	1,976,271
Stock warrants	-	571,108	-	679,024
Diluted	28,578,340	21,750,373	27,672,696	20,600,835

For the three and six months ended June 30, 2005, the Company excluded weighted average common share equivalents related to stock options of 1,421,231 and 2,189,996, respectively and weighted average common share equivalents related to stock warrants of 404,343 and 1,121,331, respectively because their effect would be anti-dilutive.

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

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s expenses for the three and six months ended June 30, 2005 and 2004 would have increased. The pro forma amounts are indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(95,044)	$59,413	$(701,322)	$142,851
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,863	2,000	7,726	2,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,932)	(1,683,243)	(6,900,090)	(2,735,214)
Pro forma net loss	$(153,113)	$(1,621,830)	(7,593,686)	(2,590,363)
Earnings (loss) per share:
Basic - as reported	$(0.00)	$(0.00)	$(0.03)	$0.01
Diluted - as reported	$(0.00)	$(0.00)	$(0.03)	$0.01
Basic - Pro forma	$(0.01)	$(0.08)	$(0.27)	$(0.14)
Diluted - Pro forma	$(0.01)	$(0.08)	$(0.27)	$(0.14)

The weighted average per share fair value of the options granted was $ 1.18 and $2.05 for the three and six months ended June 30, 2005, respectively. The weighted average per share fair value of the options granted was $1.20 for the three and six months ended June 30, 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rates	4.0%	3.7%
Expected option lives	5 years	5 years
Expected volatilities	92.23%	100%
Expected dividend yields	0%	0%

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

3.	INVENTORIES

Inventories at June 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$2,680,440	$2,546,733
Inventory in transit	705,385	189,772
Allowance for excess and obsolescence	(15,000)	(15,000)
	$3,370,825	$2,721,505

4.	FINANCING

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at June 30, 2005 was $2,187,500. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005 and 7.25% at June 30, 2005), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

5.	ACQUISITIONS

In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. (together “Qualtech”) QualTech International Corp is a worldwide reseller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

The cost of the acquired entities of $6,686,520 included payments to QualTech’s shareholders of $6,586,520 of which $3,336,520 was in cash and $3,250,000 was in the Company’s common stock. The value of the Company’s stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.

The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The goodwill recognized amounted to $2,066,963. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes. Under the terms of the agreement, QualTech’s shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million was cash and $3.25 million was common stock.

In considering the benefits of the Qualtech acquisitions, management recognized the strategic complement of Qualtech’s products, services and customer database. This complement provides a strong platform for further development of our pc asset management services.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004

Revenue	$ 8,127,980	$ 16,184,538

Net Income	$ 63,739	$ 342,714

Net Income Per Common Share - Basic	$0.00	$0.01

Net Income Per Common Share - Diluted	$0.00	$0.01

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
Data Security and Compliance	$3,129,209	$3,318,586	$5,427,905	$6,000,443
Data Center Hardware	5,304,304	1,686,914	9,849,284	1,686,914
Data Center Maintenance	811,568	225,854	1,547,841	225,854
Intersegment Elimination	(297,656)	(370,880)	(560,915)	(370,880)

Consolidated Total	$8,947,425	$4,860,474	$16,264,115	$7,542,331

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(841,332)	$(388,152)	$(1,974,193)	$(296,461)
Data Center Hardware	381,403	154,737	379,966	154,737
Data Center Maintenance	182,190	112,179	388,370	112,179

Consolidated Total	$(277,739)	$(121,236)	$(1,205,857)	$(29,545)

7.	EMPLOYMENT CONTRACTS

In 2005, the Company entered into employment contracts with three of its executive officers. These contracts are initially for three-year terms. These contracts included “change of control” provisions, under which the employees may terminate their employment within one year after a change in control, and be entitled to receive specified severance payments generally equal to three times their ending average compensation for the preceding year. In addition, these employees would also receive these payments if they were involuntarily terminated without cause, even if there is no change in control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:
•	Our growth strategies.
•	Anticipated trends in our business and demographics.
•	Our ability to successfully integrate the business operations of recently acquired companies; and
•	Regulatory, competitive or other economic influences.
Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through continuing vendor relationships; the successful consummation and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the products we sell and the industries in which we operate and compete; existing and potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RECENT DEVELOPMENTS

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. All loans or lines of credit that the Company had prior to this date were paid and cancelled. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of total revenue for the periods indicated below and is derived from the unaudited Condensed Consolidated Statement of Operations in Part 1, Item 1 of this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	%	%	%	%
Revenue	100.0	100.0	100.0	100.0
Cost Of Products and Services Sold	76.5	69.1	78.4	69.9
Gross Profit	23.5	30.9	21.6	30.1
Selling, General And Administrative Expenses	24.8	31.3	27.0	28.6
Depreciation And Amortization	1.7	1.8	1.8	1.5
Interest Expense, net	0.1	0.3	0.2	0.4
Income (Loss) Before Provision (Benefit) For Income Taxes	(3.1)	(2.5)	(7.4)	(0.4)
Provision (Benefit) For Income Taxes	(2.0)	(3.7)	(3.1)	(2.3)
Net Income (Loss)	(1.1)	1.2	(4.3)	1.9
Quarter Ended June 30, 2005 Compared to Quarter Ended June, 2004

Revenue for the quarter ended June 30, 2005 was $8,947,425 compared to revenue of $4,860,474 for the quarter ended June 30, 2004, a $4,086,951 increase, or 84.1%. $5,818,216 of the increase was a result of our recent acquisitions. Our core business decreased as we made the critical decision not to remarket wholesale IT equipment for certain clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business short term, we determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service for some of those clients.

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

Revenue
Products	$ 8,066,592	$ 4,465,876
Services	880,833	394,598
Total Revenue	$ 8,947,425	$ 4,860,474

In our industry, the overall management of the computer equipment throughout its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues and profits. Our business has been built to keep companies in compliance with government legislation whether it is HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.

In a recent report, Gartner Dataquest indicated that more than 117 million PCs would be retired this year alone. That figure grows to more than 130 million next year, resulting in a potentially greater source of computer equipment becoming available for resale and a potentially greater source of customers needing our services.

Gross profit for the quarter ended June 30, 2005 was $2,098,432 compared to a gross profit of $1,501,660 for the quarter ended June 30, 2004, a $596,772 increase, or 39.7%. Gross margin was 23.5% for the quarter ended June 30, 2005 compared to 30.9% for the quarter ended June 30, 2004.

Gross profit for the quarter increased due to the acquisitions. However, our margin percentages contracted as we sought to replace higher margin accounts that were foregone in the first six months of 2005 as they were not compliant with our strict data security requirements.

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $2,216,354 compared to selling, general and administrative expenses of $1,519,920 for the quarter ended June 30, 2004, a $696,434 increase, or 45.8%. Of this increase, $599,500 was from the acquired companies and the balance due to increased use of temporary agencies to obtain additional personnel, salary increases and increased professional fees.

Depreciation and amortization for the quarter ended June 30, 2005 was $156,073 compared to depreciation and amortization of $85,103 for the quarter ended June 30, 2004, a $70,970 increase, or 83.4%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2004.

Interest expense for the quarter ended June 30, 2005, was $3,744 compared to interest expense of $17,873 for the quarter ended June 30, 2004, a $14,129 decrease, or (79.1)%, commensurate with a decrease in the level of the Company’s borrowings.

The Company recorded estimated state tax obligations for the quarters ended June 30, 2005 and 2004. The company also recorded a federal tax benefit during the quarters ended June 30, 2005 and 2004. During the three months ended June 30, 2004, the Company recognized a deferred tax benefit from the reversal of valuation allowances previously established against the Company’s deferred tax assets. The Company did not record a valuation allowance to reduce the carrying amount of deferred tax assets as the Company believes it will have sufficient taxable income in the future to realize these deductions. Should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would be made that would decrease income in the period such determination was made.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $16,264,115 compared to revenue of $7,542,331 for the six months ended June 30, 2004, an $8,721,784 increase, or 115.6%. $9,294,322 of the increase was a result of our recent acquisitions. Our core business decreased as we made the critical decision not to remarket wholesale IT equipment for certain clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business short term, we determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service for some of those clients.

Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Revenue
Products	$ 14,623,515	$ 7,081,034
Services	1,640,600	461,297
Total Revenue	$16,264,115	$ 7,542,331

Gross profit for the six months ended June 30, 2005 was $3,506,457 compared to a gross profit of $2,272,046 for the six months ended June 30, 2004, a $1,234,411 increase, or 54.3%. Gross margin was 21.6% for the six months ended June 30, 2005 compared to 30.1% for the six months ended June 30, 2004.

Gross profit for the quarter increased due to the acquisitions. However, our margin percentages contracted as we sought to replace higher margin accounts that were foregone in the first six months of 2005 as they were not compliant with our strict data security requirements.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $4,384,071 compared to selling, general and administrative expenses of $2,157,139 for the six months ended June 30, 2004, a $2,226,932 increase, or 103.2%. Of this increase, $1,270,000 was from the acquired companies and the balance due to increased use of temporary agencies to obtain additional personnel, salary increases and increased professional fees.

Depreciation and amortization for the six months ended June 30, 2005 was $300,943 compared to depreciation and amortization of $110,212 for the six months ended June 30, 2004, a $190,731 increase, or 173.1%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies and a full quarter of fixed asset additions that were made in 2004.

Interest expense for the six months ended June 30, 2005, was $27,300 compared to interest expense of $34,240 for the six months ended June 30, 2004, a $6,940 decrease, or (20.3)%, commensurate with the decrease in the Company’s borrowings.

The Company recorded estimated state tax obligations for the six months ended June 30, 2005 and 2004. The company also recorded a federal tax benefit during the six months ended June 30, 2005 and 2004. During the six months ended June 30, 2004, the Company recognized a deferred tax benefit from the reversal of valuation allowances previously established against the Company’s deferred tax assets. The Company did not record a valuation allowance to reduce the carrying amount of deferred tax assets as the Company believes it will have sufficient taxable income in the future to realize these deductions. Should the Company determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would be made that would decrease income in the period such determination was made.

BUSINESS SEGMENTS

We operate in three segments that clearly focus our services into easy-to-understand categories for our target audiences: Data Security and Compliance, Data Center Hardware and Data Center Services. Our “eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities. Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$3,129,209	$3,318,586	$5,427,905	$6,000,443
Gross Profit	315,578	809,647	489,486	1,580,034
Selling, General And Administrative Expenses	1,108,916	1,151,977	2,365,683	1,789,196
Depreciation And Amortization	44,250	28,275	79,137	53,384
Interest Expense, net	3,744	17,547	18,858	33,915
Income (Loss) Before Provision (Benefit) For Income Taxes	(841,332)	(388,152)	(1,974,193)	$(296,461)

Segment Assets	7,104,584	4,007,980	7,104,584	4,007,980
Goodwill	-	-	-	-
Expenditures for Property and Equipment	120,429	24,181	193,697	34,832

Quarter Ended June 30, 2005 Compared to Quarter Ended June, 2004

Revenue for the quarter ended June 30, 2005 was $3,129,209 compared to revenue of $3,318,586 for the quarter ended June 30, 2004, an $189,377 decrease, or (5.7%). Our data security and compliance segment decreased by $189,377 as we made the critical decision not to remarket wholesale IT equipment for certain clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business short term, we determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service for some of those clients.

Gross profit for the quarter ended June 30, 2005 was $315,578 compared to gross profit of $809,647 for the quarter ended June 30, 2004, a $494,069 decrease, or (61.0%). Gross profit decreased as we sought to replace higher margin accounts that were foregone in the first six months of 2005 as they were not compliant with our strict data security requirements.

Selling, general and administrative expenses for the quarter ended June 30, 2005 was $1,108,916 as compared to selling, general and administrative expenses for the quarter ended June 30, 2004 of $1,151,977, a $43,061 decrease, or (3.7%). Selling, general and administrative expenses decreased as a result of a decrease professional fees mainly attributable to the defense and appeal of a lawsuit in 2004 of $380,000 offset by an increase in payroll and employee benefits necessary to retain qualified personnel, along with an increase in marketing expenses as the Company continued to promote its brand name “QSGI” and added sales personnel to market its services and build brand recognition. In addition, the Company continues to provide educational opportunities and training to the national sales team.

Depreciation and amortization for the quarter ended June 30, 2005 was $44,250 compared to depreciation and amortization of $28,275 for the quarter ended June 30, 2004, a $15,975 increase, or 56.5%. This increase was the result of one full quarter of depreciation for property and equipment additions and leasehold improvements that occurred throughout 2004.

Interest expense for the quarter ended June 30, 2005, was $3,744 compared to interest expense of $17,547 for the quarter ended June 30, 2004, a $13,803 decrease, or 78.7%, commensurate with a decrease in the level of this segments borrowings.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $5,427,905 compared to revenue of $6,000,443 for the six months ended June 30, 2004, a $572,538 decrease, or (9.5%). Our data security and compliance segment decreased as we made the critical decision not to remarket wholesale IT equipment for certain clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business short term, we determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service for some of those clients.

Gross profit for the six months ended June 30, 2005 was $489,486 compared to gross profit of $1,580,034 for the six months ended June 30, 2004, a $1,090,548 decrease, or (69.0%). Gross profit decreased as we sought to replace higher margin accounts that were foregone in the first six months of 2005 as they were not compliant with our strict data security requirements and as we built our infrastructure for the future.

Selling, general and administrative expenses for the six months ended June 30, 2005 was $2,365,683 as compared to selling, general and administrative expenses for the six months ended June 30, 2004 of $1,789,196, a $576,487 increase 32.2%. Selling, general and administrative expenses increased as a result of an increase in payroll and employee benefits necessary to retain qualified personnel, along with an increase in marketing expenses as the Company continued to promote its brand name “QSGI” and added sales personnel to market its services and build brand recognition. In addition, the company continues to provide educational opportunities and training to the national sales team.

Depreciation and amortization for the six months ended June 30, 2005 was $79,137 compared to depreciation and amortization of $53,384 for the six months ended June 30, 2004, a $25,753 increase, or 48.2%. This increase was the result of one full quarter of depreciation for property and equipment additions and leasehold improvements that occurred throughout 2004.

Interest expense for the six months ended June 30, 2005, was $18,858 compared to interest expense of $33,915 for the quarter ended June 30, 2004, a $15,057 decrease, or 44.4%, commensurate with a decrease in the level of this segments borrowings.

Data Center Hardware Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$5,304,304	$1,686,914	$9,849,284	$1,686,914
Gross Profit	1,191,633	558,282	1,947,479	558,282
Selling, General And Administrative Expenses	713,517	355,197	1,367,488	355,197
Depreciation And Amortization	96,712	48,024	191,584	48,024
Interest Expense, net	-	324	8,442	324
Income (Loss) Before Provision (Benefit) For Income Taxes	381,403	154,737	379,966	154,737

Segment Assets	9,001,893	6,051,618	9,001,893	6,051,618
Goodwill	1,902,805	2,024,146	1,902,805	2,024,146
Expenditures for Property and Equipment	20,207	17,120	44,889	17,120

The Data Center Hardware segment became part of the Company on May 1, 2004. Although the numbers above are not fully comparative for the three months and six months ended June 30, 2005, revenues are approximately 5% behind 2004, however, our gross profit and gross margins have both increased. Selling expenses as a percent of revenues have increased as we increased our infrastructure to meet the needs of our customers.

Data Center Maintenance Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$811,568	$225,854	$1,547,841	$225,854
Gross Profit	591,221	133,729	1,069,492	133,729
Selling, General And Administrative Expenses	713,518	355,197	1,367,488	355,197
Depreciation And Amortization	15,111	8,804	30,222	8,804
Interest Expense, net	-	-	-	-
Income (Loss) Before Provision (Benefit) For Income Taxes	182,191	112,179	388,370	112,179

Segment Assets	948,719	916,064	948,719	916,064
Goodwill	164,158	174,626	164,158	174,626
Expenditures for Property and Equipment	0	975	2,677	975

The Data Center Maintenance segments became part of the Company on May 1, 2004. Although the numbers above are not fully comparative for the three months and six months ended June 30, 2005, revenues are running approximately 36% ahead of 2004 as a result of additional maintenance contracts that have been signed since the date of acquisition. Gross profit has increased as a result of additional revenues. Our margins have also increased as our revenues have increased. This is because we have been able to spread our costs over a larger revenue base. Selling expenses as a percent of revenues have increased slightly as we have additional infrastructure to support the additional revenues and needs of our customers.

Geographic Areas

We operate solely in the United States and have no assets in foreign countries. However, we sell to and provide data security and compliance services to customers operating in foreign countries. Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Liquidity and Capital Resources

Net cash used in operating activities in the six months ended June 30, 2005 was $2,406,508. Net cash provided by operating activities in the six months ended June 30, 2004 was $3,161. Net cash used in operating activities during the six month period ended June 30, 2005 was primarily as a result of a net loss, an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets offset by an increase in accounts payable and accrued expenses. The increase in our receivables was mainly attributable to strong revenues that were generated in the month of June. We anticipate that revenues will continue to increase quarter over quarter which should generate additional cash flow. Net cash provided by operating activities during the period ended June 30, 2004 was primarily as a result of net income, and increase in accounts payable and accrued expenses, offset by an increase in accounts receivable, increase in inventories, and an increase in prepaid expenses. The increase in our receivables for the six months ended June 30, 2005 was mainly attributable to strong revenues that were generated in the month of June. We anticipate that revenues will continue to increase quarter over quarter, which until the end of 2005 will continue to be a large use of cash.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $327,783 and $3,057,646, respectively. Net cash used in investing activities in the six months ended June 30, 2005 was for the purchase of fixed assets and an adjustment to the purchase price of the Qualtech acquisition. Net cash used in investing activities in the six months ended June 30, 2004 was for the Qualtech acquisition and for the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $2,609,018 and $3,287,644, respectively. Net cash provided by financing activities for the six months ended June 30, 2005 was the result of the exercise of options and warrants, net amounts borrowed under our line of credit, reduced by amounts paid on notes payable. Net cash provided by financing activities for the six months ended June 30, 2004 was the result of the sale of common stock and warrants, reduced by payments on capital leases and payments on officer notes payable.

We believe that the anticipated cash flow from operations and current financing arrangements with Fifth Third Bank, together with anticipated proceeds from the exercise of stock options and warrants, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2005 and 2004 and do not expect any in the remainder of fiscal 2005. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

As of June 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

Changes in internal control over financial reporting

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

WINDSORTECH, INC. (Registrant)
Dated: August 11, 2005	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

Dated: August 11, 2005	By:	/s/ Edward L. Cummings
Edward L. Cummings
Vice President, Chief Financial Officer

LIST OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

10.8	Employment and Non-Compete Agreement - Joel Owens
10.9***	Employment and Non-Compete Agreement - Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.
16.1
Letter from Milton Reece, CPA (“Reece”) concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece’s resignation as the Registrant’s principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan.
**	Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
***	Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-B.