Form 10KSB/A
period 2004-12-31
WINDSORTECH INC
filed 2005-11-14
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________

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
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

Issuer’s revenues for its most recent fiscal year: $22,079,796

The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 18, 2005, as reported on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “WRST.OB,” was approximately $ 76,573,769 (27,845,007 shares x $2.75 per share). There is no officer who owns more than 10% of the shares of Common Stock.

The number of shares outstanding of each class of our common equity as of March 18, 2005 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	27,845,007

Restatement

This Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005, (“Original Filing”) reflects a restatement of the Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004, as discussed in Note 1 to the Consolidated Financial Statements.  The determination to restate these Financial Statements and other financial information was made as a result of management’s determination that the initial accounting for deferred income taxes related to the acquisition of QualTech International Corporation and QualTech Services Group, Inc. needed correction. The audited consolidated financial statements as of December 31, 2004 and for the year then ended have been restated to reflect the proper accounting treatment.

Deferred income taxes were not originally recorded for the book to tax basis differences of acquired intangible assets. The effect of this correction was to record a long-term deferred tax liability at the acquisition date of $1,326,000, with an offsetting increase to goodwill. This correction also caused a change in the deferred income tax provision for the year ended December 31, 2004, increasing the deferred tax benefit by $82,331.

Additionally, in 2004, the Company reversed a deferred tax asset valuation allowance related to net operating losses of WindsorTech that were incurred in 2002 and 2003. This was based on the Company’s determination that the deferred tax assets were more likely than not realizable in future periods, based on the Company’s projection of future taxable income related to its acquisition of QualTech. The reversal of the valuation allowance was originally recorded as a deferred income tax benefit. However, because the reversal of the valuation allowance was a result of the acquisition of QualTech, the offsetting adjustment should have been recorded in the purchase price allocation of the QualTech acquisition. The effect of this correction was to decrease the deferred tax benefit and goodwill by $180,649.

The restatements had no effect on pre-tax income or cash flow for the year ended December 31, 2004.

Portions of Notes 1, 4, 5, 9 and 15 of the Consolidated Financial Statements have been restated to reflect the above described adjustments.

This Form 10-KSB/A amends and restates Part II, Item 6 Management’s Discussion And Analysis of Financial Condition and Results of Operations and Part II, Item 7 Financial Statements.  In addition, pursuant to the rules of the SEC, certain exhibits of the Original Filing has been amended to contain an updated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002. Except as specifically indicated above, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of this filing.

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

References

References in this form 10-KSB/A to “we”, “us,” “our,” “the Company,” and “Windsortech,” mean Windsortech, Inc. and our subsidiaries, unless the context otherwise requires.

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

Data Security & Compliance Segment:

We are a “best practice” provider of data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of services to help companies with these assets to ensure compliance with federal and state mandates regulating the donation or disposal of such assets.

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

-
FTC FACT Act - Requires companies to protect consumers against unauthorized access to credit report information “in connection with the disposal” of computer and other records by erasure of hard drives.

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

The market is highly fragmented with critical legislation driving the demand. There is no other technology services company offering similar IT “life cycle” services ranging from PCs to Mainframes. According to a recent Gartner, Inc. estimate, 125 million computers are estimated to be coming out of service in the US in 2005.

As a compliment to the services we provide, on October 27, 2003 we filed U.S. Patent Application titled “System and Method of Erasing a Hard Drive via a Computer Network.” Our product is called, “EraseYourHardDrive.com.” This product and the method of erasing a hard drive via a computer network provide an easy, fast and effective way for erasing hard drives, which meets US Department of Defense standards for hard drive sanitation.

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

Because enterprise-class hardware is designed and manufactured to be reliable spanning several years, an alternative - such as QSGI - to choosing “new” hardware offers significant savings to our target audience.

Businesses that have already made purchasing decisions and saved money in the secondary market understand that there is often a fine line between “latest” technology and “current” technology. IBM, for example, recently introduced both the z990 and z890 mainframe. This new hardware is able to perform a variety of functions that make it unique and attractive for “early adopters” and those that believe that having the “latest” is best. Others understand, however, that technology that is only one year old can easily meet their data center requirements - that year-old technology is still “current” for their purposes. Yet, the key difference is that those who choose “current” technology (as opposed to “latest”) do not absorb the initial depreciation and may pay only a fraction of the price of “new” technology.

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

Our competitive advantages that make our services valuable for our corporate end-users as well as leasing companies needing to manage “off-lease” enterprise-class hardware include:
-	our technical expertise.
-	our ready access to a strategic inventory of critical back-up parts.
-	our reduced pricing as compared to our competitors.
-	our greater expertise on multiple platforms including the heart of the data center, “the Mainframe.”

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

Available Information

Our Internet website address is http://www.qsgi.com. We make available free of charge through our Internet website our annual report on Form 10-KSB, Form 10-KSB/A ,quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We recycle used equipment that may contain hazardous materials through Waste Management’s Recycle America - Asset Recovery Group (“ARG”) division. ARG, for a fee, manages commodities and materials for recycling in accordance with applicable local, state and federal laws, rules and regulations. Upon receipt of materials for recycling, ARG provides us with a Certification of Destruction that, in part, certifies that the materials were accepted for the purpose of recycling and/or destruction in accordance with all applicable standards including federal, state and local requirements.

Recent Developments

Change in Authorized Share Capital

On September 17, 2004, in an Action by Consent in Writing of a Majority of Shareholders, the Company’s majority shareholders voted to amend the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company. The majority shareholders approved an increase in the number of common shares which the Corporation is authorized to issue from Thirty-five Million (35,000,000) shares of Common Stock, par value $.01 per share, to Fifty-five Million (55,000,000) shares of Common Stock, par value $.01 per share. No change was made to the Five Million (5,000,000) shares of Preferred Stock, par value $.01 per share that the Company is authorized to issue. On October 19, 2004, the Company filed an appropriate amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

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

On August 28, 2003, we offered 20 Units at a price of $10,000 per Unit. Each Unit consists of (i) 10,000 shares of our common stock, and warrants to purchase 10,000 shares of our common stock, exercisable for a period of three years at a price of $1.00 per share (the “Warrants”). The offering closed on September 2, 2003.

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

On January 31, 2005, the Delaware Supreme Court affirmed the Chancery Court’s June 25, 2004 decision.

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

On May 28, 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. Under the terms of the agreement, QualTech’s shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.6 million of which $3.25 million was in cash, $3.25 million was in the Company’s common stock and $100,000 was in direct acquisition costs, primarily legal fees.

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

As of February 14, 2005, Joel L. Owens resigned as Chief Operating Officer. He continues his employment as Executive Vice-President of the Company’s Data Center Hardware and Data Center Services groups.

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

Rent expense and other charges totaled $305,792 and $192,305 for the years ended December 31, 2004 and 2003, respectively.

The approximate minimum payments required under the lease for the years 2005 - 2009 are as follows:

Year	Amount

2005	398,000
2006	380,000
2007 2008 2009	217,000 187,000 148,000

$1,321,000

Item 3.  Legal Proceedings

On April 19, 2004, David A. Loppert filed a Complaint against the Company in the Chancery Court of New Castle County, Delaware, Case No. 394-N, in which he asserted he remained a director and officer of the Company notwithstanding the Company’s position that he no longer held those positions. Settlement discussions were held and a dispute arose as to whether agreement had been reached.

On May 14, 2004, Mr. Loppert filed a second lawsuit in the Chancery Court, Case No. 441-N, in which he asserted that a settlement had been reached and that he would acknowledge that he was no longer an officer or director provided the Company delivered to him options to purchase 1.1 million shares of the Company’s common stock at $1.10 per share. The Company defended and asserted that final agreement had never been reached. However, on June 25, 2004, the Delaware Chancery Court ruled that an enforceable agreement had been reached and further ruled that the Company was required to pay Mr. Loppert’s legal fees related to this matter. Based upon the Court’s decision in this matter, Mr. Loppert continued as an employee of the Company through September 30, 2004. On July 27, 2004, the Company determined to appeal the Court’s ruling to the Delaware Supreme Court.

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

On January 31, 2005, the Delaware Supreme Court affirmed the Chancery Court’s June 25, 2004 decision.

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

On September 17, 2004, in an Action by Consent in Writing of a Majority of Shareholders, the Company’s majority shareholders voted to amend the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company. The majority shareholders approved an increase in the number of common shares which the Corporation is authorized to issue from Thirty-five Million (35,000,000) shares of Common Stock, par value $.01 per share, to Fifty-five Million (55,000,000) shares of Common Stock, par value $.01 per share. No change was made to the Five Million (5,000,000) shares of Preferred Stock, par value $.01 per share that the Company is authorized to issue. On October 19, 2004, the Company filed an appropriate amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Item 5.  Market for Common Equity and Related Stockholder matters

Market Information
The Company’s Common Stock is listed on the OTC Bulletin Board under the symbol “WSRT.OB.” Our Common Stock became listed on October 24, 2003.

The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company’s Common Stock as reported on the OTC Bulletin Board:

Years Ended December 31, 2004	High	Low
First Quarter	$4.40	$2.00
Second Quarter	2.30	1.05
Third Quarter	2.25	1.19
Fourth Quarter	3.57	1.65

Years Ended December 31, 2003
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	4.05	1.90

Holders
As of March 18, 2005, there were approximately 3,300 holders of record of the Company’s Common Stock and the closing price was $2.75. Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

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

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2004, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,275,000	$1.428	1,333,292

Equity compensation plans not approved by security holders	1,350,000	$0.026	-

Total	7,625,000	$1.18	1,333,292

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

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Edward L. Cummings	Oct - 2001	1	1	Capital Contribution	5,000,000
David A. Loppert	Oct - 2001	1	1	Capital Contribution	5,000,000
Carl C. Saracino	Oct - 2001	1	1	Capital Contribution	5,000,000
Michael P. Sheerr	Oct - 2001	1	1	Capital Contribution	5,000,000
Marc Sherman	Oct - 2001	1	1	Capital Contribution	5,000,000

Edward L. Cummings	Jan - 2002	2	1	Merger Consideration	1,800,000
David A. Loppert	Jan - 2002	2	1	Merger Consideration	1,800,000
Carl C. Saracino	Jan - 2002	2	1	Merger Consideration	1,800,000

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Michael P. Sheerr	Jan - 2002	2	1	Merger Consideration	1,800,000
Marc Sherman	Jan - 2002	2	1	Merger Consideration	1,800,000

Leonard P. Stone	Jan - 2002	3	1	Finders Fee	450,000
William J. Barbera	Jan - 2002	3	1	Finders Fee	180,000

Frederic E. Smithline	Jan - 2002	4	1	Services Rendered	600,000

Brian Cockerham	Dec - 2002	5	1	Compensation	5,000
Edward L. Cummings	Dec - 2002	5	1	Compensation	500,000
Erik Cummings	Dec - 2002	5	1	Compensation	50,000
David Harris	Dec - 2002	5	1	Compensation	150,000
Robert Jackson	Dec - 2002	5	1	Compensation	150,000
David A. Loppert	Dec - 2002	5	1	Compensation	500,000
Eleanor McDonald	Dec - 2002	5	1	Compensation	5,000
Wayne Neuls	Dec - 2002	5	1	Compensation	5,000
Lou Nuccio	Dec - 2002	5	1	Compensation	50,000
Carl C. Saracino	Dec - 2002	5	1	Compensation	500,000
Michael P. Sheerr	Dec - 2002	5	1	Compensation	500,000
Marc Sherman	Dec - 2002	5	1	Compensation	500,000

Stanley Adelman	July - 03	6	1	Private Placement Shares	5,000
Harvey Albert	July - 03	6	1	Private Placement Shares	15,000
Mike Belise & Linda A Gary	July - 03	6	2	Private Placement Shares	71,429
Bismark Intervest, Inc.	July - 03	6	1	Private Placement Shares	300,000
Edward L. Cummings	July - 03	6	1	Private Placement Shares	61,200
John R. Doss	July - 03	6	1	Private Placement Shares	300,000
Steven Gadon & Barbara Gadon	July - 03	6	2	Private Placement Shares	85,000
Andrew L. Granat	July - 03	6	1	Private Placement Shares	15,000
Alan J Haber	July - 03	6	1	Private Placement Shares	3,000
Barry S. Hanburger	July - 03	6	1	Private Placement Shares	2,500
Bernard & Carol Harris, JT TEN WROS	July - 03	6	2	Private Placement Shares	2,000
John D. Wright, cust for Jonathan Martin Harris, Minor	July - 03	6	1	Private Placement Shares	1,000
Rodney D. and Linda L. Johnson, JT TEN WROS	July - 03	6	1	Private Placement Shares	2,000
Craig G. Langweiler	July - 03	6	2	Private Placement Shares	10,000
Monte Lang & Lillian M Lang, JT TEN WROS	July - 03	6	2	Private Placement Shares	30,000
Max & Delayne Loppert, JT TEN WROS	July - 03	6	1	Private Placement Shares	70,000
Anne E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	6	1	Private Placement Shares	43,500
Jeffrey E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	6	1	Private Placement Shares	43,500
Martin Miller	July - 03	6	1	Private Placement Shares	2,857
Robert & Penni Parker, JT TEN WROS	July - 03	6	2	Private Placement Shares	14,300

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
RBC Dain Rauscher Custodian, FBO Harvey Albert IRA	July - 03	6	1	Private Placement Shares	20,000
Lois G. Rosenberg	July - 03	6	1	Private Placement Shares	500
Paul Rosen & Wendy Rosen	July - 03	6	2	Private Placement Shares	85,000
Carl Saracino	July - 03	6	1	Private Placement Shares	15,000
Philip & Lilyan Sherman, JT TEN WROS	July - 03	6	2	Private Placement Shares	20,000
Michael P. Sheerr	July - 03	6	1	Private Placement Shares	44,000
Alexandra J. Sherman, Minor, Marc Sherman Custodian	July - 03	6	1	Private Placement Shares	28,433
Maximilian B. Sherman, Minor, Marc Sherman Custodian	July - 03	6	1	Private Placement Shares	28,433
Zachary T. Sherman, Minor, Marc Sherman Custodian	July - 03	6	1	Private Placement Shares	28,434
Jonathan E. Stoll	July - 03	6	1	Private Placement Shares	2,500
Gail M. Thompson	July - 03	6	1	Private Placement Shares	1,000
Jack B. Tull Sr.	July - 03	6	1	Private Placement Shares	3,000
John D. & Dorothy J. Wright, JT TEN WROS	July - 03	6	2	Private Placement Shares	1,000
Bismark Intervest, Inc.	July - 03	7	1	Private Placement Shares	100,000
Edith Newman Revocable Trust	July - 03	7	1	Private Placement Shares	20,000
Paul Lee Newman Roth IRA	July - 03	7	1	Private Placement Shares	50,000
Paul Lee Newman	July - 03	7	1	Private Placement Shares	30,000
Michael Weiss	May - 04	8	1	Private Placement Shares	83,400
Odin Partners, LP	May - 04	8	1	Private Placement Shares	116,600
Barron Partners, LP	May - 04	8	1	Private Placement Shares	4,833,333
Guerilla Partners, LP	May - 04	8	1	Private Placement Shares	716,600
Guerilla IRA Partners, LP	May - 04	8	1	Private Placement Shares	83,400
Bismark Investment	May - 04	8	1	Private Placement Shares	166,667
Joel Owens	May - 04	9	1	Acquisition	1,715,911
Jolene Owens	May - 04	9	1	Acquisition	241,920
Robert Jackson	Nov - 04	10	1	Exercise of Stock Options	200,000
Carl Saracino	Nov - 04	10	1	Exercise of Stock Options	150,000
Michael Sheerr	Nov - 04	10	1	Exercise of Stock Options	150,000
Guerilla IRA Partners, LP	Oct - 04	11	1	Exercise of Stock Warrants	41,700
Guerilla Partners, LP	Oct - 04	11	1	Exercise of Stock Warrants	358,300
Odin Partners, LP	Oct - 04	11	1	Exercise of Stock Warrants	58,300
Michael Weiss	Oct - 04	11	1	Exercise of Stock Warrants	41,700
Burger, Trailor, Farmer	Jul - 04	12	1	Shares Issued for Services	105,422
Burger, Trailor, Farmer	Dec - 04	12	1	Shares Issued for Services	18,000

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

5.
Represents shares issued in lieu of cash compensation. Each share was valued at $0.026. The certificates representing the shares were legended to indicate that they were restricted. The shares issued to each of Mr. Cummings, Loppert, Saracino, Sheerr and Sherman are reflected in the Summary Compensation Table in Part I, Item 6, under the “Bonus” column in 2002.

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

Item 6. Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	(restated)

	%	%
Revenue	100.0	100.0
Cost of sales	75.4	73.4
Gross profit	24.6	26.6
Selling, general and administrative expenses	21.9	26.6
Depreciation and amortization	1.8	1.0
Interest expense	0.4	1.0
Income (loss) before provision for income taxes	0.5	(2.0)
Provision for income taxes	0.3	—
Net income (loss)	0.2	(2.0)

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

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

Revenue
Products	$20,605,647	$7,454,235
Services	1,474,149	30,237
Total Revenue	$22,079,796	$7,484,472

Our revenue by geographic segment is as follows:

Years Ended December 31,	2004	%	2003	%	Change	% Change

United States	$18,094,977	82%	$5,198,400	70%	12,896,577	248%
Asia	983,921	4%	817,707	11%	166,214	20%
Europe	382,866	2%	349,715	5%	33,151	10%
Africa	604,686	3%	703,073	9%	(98,387)	(14)%
United Kingdom	1,333,544	6%	155,834	2%	1,177,710	756%
Canada	506,262	2%	223,458	3%	282,804	127%
Australia	63,150		24,500	-	38,650	158%
South America	110,390	1%	11,785	-	98,605	837%
Total	$22,079,796	100%	$7,484,472	100%	$14,595,324	195%

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

The overall management of the computer equipment through out its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues. Our business has been built to keep companies in compliance with government legislation whether it is HIPPA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.

Gartner Dataquest reports that in the US alone some 133,000 PCs per day are retired and replaced by their original owners. According to the National Safety Council, 63 million computers will become obsolete in 2005, resulting in a potentially greater source of computer equipment becoming available for resale and a potentially greater source of customers needing our services.

Selling, general and administrative expenses for the year ended December 31, 2004, were $4,835,565 compared to selling, general and administrative expenses of $1,988,091 for the year ended December 31, 2003, a $2,847,474 increase, or 143.2%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, $1,300,000 attributable to the companies acquired, which consisted mainly of payroll, payroll taxes, and employee benefits, rent and facilities expenses and insurance, and $240,000 from increased professional fees mainly attributable to the defense and appeal of a lawsuit and additional accounting fees. Expenses also increased as the Company promoted and launched its new brand name “QSGI” and added sales personnel to market its services and build brand recognition, In order to accomplish this, the Company hired additional sales personnel and support staff, opened an additional sales office and increased salaries to retain qualified personnel. In addition, the company provided educational opportunities and training to the national sales team.

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

Interest expense for the year ended December 31, 2004, was $83,307 compared to interest expense of $79,656 for the year ended December 31, 2003, a $3,651 increase, or 4.6%, commensurate with the increase in the Company’s borrowings.

The Company recognized tax expense during 2004. Tax expense during 2004 was $83,393, with an effective tax rate of 71%. The high effective tax rate was due to QualTech incurring state income taxes in jurisdictions where the Company could not file consolidated income taxes. During 2003, the Company did not recognize a deferred tax benefit as it increased its deferred tax asset valuation allowance.

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

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	(restated)

Revenue	$10,388,674	$7,484,472
Gross Profit	2,412,138	1,992,411
Selling, General and Administration	3,003,403	1,988,091
Depreciation and Amortization	113,519	71,973
Interest Expense, Net	67,172	79,656
Income (Loss) Before Provision
for Income Taxes	(983,059)	(147,309)

Segment Assets	4,428,937	88,142
Goodwill	-	-
Expenditures for Property and
Equipment	93,129	1,390,998

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

Selling, General and Administrative Expense for the year ended December 31, 2004 was $3,003,403 as compared to Selling, General and Administrative expense for the year ended December 31, 2003 of $1,988,091, an increase of 51%. Selling, general and administrative expense increased as a result of recording a one time settlement expense of $380,000, and $240,000 from increased professional fees mainly attributable to the defense and appeal of a lawsuit and additional accounting fees. Expenses also increased as the Company promoted and launched its new brand name “QSGI” and added sales personnel to market its services and build brand recognition. In order to accomplish this, the Company hired additional sales personnel and support staff and increased salaries to retain qualified personnel.

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

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	(restated)

Revenue	$11,155,459	-
Gross Profit	2,562,942	-
Selling, General and Administration	1,418,447	-
Depreciation and Amortization	240,351	-
Interest Expense, Net	16,135	-
Income (Loss) Before Provision
for Income Taxes	1,067,296	-

Segment Assets	9,090,494	-
Goodwill	2,877,544	-
Expenditures for Property and
Equipment	9,938	-

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	(restated)

Revenue	$1,219,646	-
Gross Profit	453,333	-
Selling, General and Administration	413,715	-
Depreciation and Amortization	37,802	-
Interest Expense, Net	-	-
Income (Loss) Before Provision
for Income Taxes	33,632	-

Segment Assets	968,934	-
Goodwill	248,250	-
Expenditures for Property and		-
Equipment	103,044	-

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

Fluctuations In Future Quarterly Results

We have been in business since October 2001 and have only thirteen quarters of historic quarterly operating results, only five of which have been profitable. Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions. If we fail to effectively manage our business, this could adversely affect our results of operations.

We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic shortages of goods available for shipment, which may result in the delay of payment from customers who will not pay until their entire order is shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results could be below investors’ expectations and, as a result, any future public offering of shares of our Common Stock could be materially adversely affected.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

We operate solely in the United States and have no assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2004 and 2003, our top ten customers accounted for approximately 39% and 51% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a “related party” for accounting purposes. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.

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

We purchase and warehouse inventory, most of which is “as-is” or excess inventory of computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

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

Our growth depends upon market growth and our ability to enhance our existing products and services, and to introduce new products and services on a timely basis. One of the ways to accomplish this is through acquisitions. In 2004, we completed the acquisitions of Qualtech International Corporation and its affiliate Qualtech Services Group. Acquisitions involve numerous risks, including, but not limited to, the following:

•	difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;
•	disruption of our ongoing business;
•	discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;
•	inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;
•	inability to commercialize acquired technology; and
•	the need to take impairment charges or write-downs with respect to acquired assets.

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

The Industry In Which We Compete In Is Highly Competitive

We face competition in each area of our business, although in the Data Center Hardware Segment, there are no significant competitors. Some of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

•
major manufacturers of computer equipment such as, Dell Computer Corporation, Hewlett Packard and IBM, each of which offer “as-is”, refurbished and new equipment through their websites and direct e-mail broadcast campaigns;

•	privately and publicly owned businesses such as Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

•	traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., CompUSA and Gateway Country; and

•	online competitors and auction sites, such as e-Bay

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

We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:

Name	Position
Marc Sherman	Chairman, President and Chief Executive Officer, Director
Joel L. Owens	Executive Vice President Data Center Hardware and Data Center Services Group
Edward L. Cummings	Vice President, CFO, Treasurer, Director
David M. Harris	Vice President, Information Technology and Systems

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

The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited “DOA Warranty” in connection with some of our product sales. DOA means “Dead On Arrival” and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option. Based on an internal study by management, we determined that less that 5% of the Company’s sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences for the years ended December 31, 2004 and 2003. Therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

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

Impact Of Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003, which had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003, which had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard will have no impact on the Company’s financial position or results of operations.

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

Item 7.  Financial Statements

Our financial statements included in this Annual Report on Form 10-KSB/A are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-30.

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

     Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

      The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-KSB/A. We are reporting a control weakness related to our corporate tax accounting function. This weakness related specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. This deficiency resulted in errors in the Company’s accounting for income taxes. These errors were corrected in our amended Form 10-KSB/A for the year ended December 31, 2004. Upon identification of this control weakness, immediate corrective action was undertaken. Remediation will include the following:

•
Where necessary, we will retain outside experts to supplement our core knowledge of the complexities around both current and deferred income tax accounts. These resources, when combined with our existing resources, will enable us to comply with the technical complexities of accounting for income taxes.

•	A formal policy governing all key aspects of accounting for income taxes will be developed and adopted.

•	We will increase the training of our corporate accountants on accounting for income taxes and other complex accounting issues

Our efforts to strengthen financial and internal controls continue. Based on this evaluation, other than the item described above, our CEO and CFO have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

AS of March 18, 2005, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	41	Chairman, President and Chief Executive Officer, Director
R. Keith Elliott	62	Director
Seth A. Grossman	39	Chief Operating Officer, Director
Edward L. Cummings	56	Vice President, Chief Financial Officer, Treasurer, Director
Robert W. VanHellemont	58	Director
David Harris	42	Vice President, Information Technology and Systems

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

None of the Directors or Executive Officers of the Company:

•	have filed a bankruptcy petition or served as a general partner or an executive officer of any entity that has filed or had filed against it a bankruptcy petition;

•	have been convicted in a criminal proceeding or is the subject of a pending criminal proceeding;

•
are subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred or suspended or otherwise limited in their involvement in any type of business, securities or banking activities; or

•
have been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Code of Ethics for Staff Members and Directors

The Company has adopted a Code of Ethics for Staff Members and Directors, which applies to all employees, including our Chief Executive and Chief Financial Officers. The Code is available on the “Investor Relations” portion of our web site at www.windsortechinc.com.

Compliance with Section 16(a) of the Exchange Act

We are in compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The following table sets forth certain summary information concerning the total remuneration paid in 2004 and 2003 to the Company’s Chief Executive Officer and its four other most highly compensated executive officers.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR's (#)	LTIP Payouts	All Other Compensation ($)

Marc Sherman	2004	$ 265,385	-	$ 5,500	-	1,000,000	$ -	$ -
Chairman, CEO and	2003	$ 163,384	-	$ 6,000	-	1,000,000	$ -	$ -
President

Edward L. Cummings	2004	$ 141,346	-	$ 5,500	-	500,000	$ -	$ -
Vice President, Treasurer	2003	$ 120,115	-	$ 6,000	-	250,000	$ -	$ -
and CFO

David A. Harris	2004	$ 89,415	-	-	-	-	$ -	$ -
Vice President IT	2003	$ 82,540	-	-	-	225,000	$ -	$ -

Joel L. Owens(3)	2004	$ 141,667	-	-	-	60,000	$ -	$ -
Chief Operating Officer	2003	-	-	-	-	-	$ -	$ -

David A. Loppert(2)	2004	$ 61,558	-	$ 2,000	-	1,100,000	$ -	$ -
Director, Vice President,	2003	$ 143,192	-	$ 6,000	-	500,000	$ -	$ -
Secretary

Carl C. Saracino	2004	$ 125,000	-	$ 4,000	-	-	$ -	$ -
Operations Manager	2003	$ 120,115	-	$ 6,000	-	150,000	$ -	$ -

Michael P. Sheerr	2004	$ 125,000	-	$ 4,000	-	-	$ -	$ -
Sales Manager	2003	$ 120,115	-	$ 6,000	-	150,000	$ -	$ -

(1).	See “Employment Contracts” below for agreements entered into with executive officers.
(2.)
On February 19, 2004, by Action of Consent of Majority Shareholders, David A. Loppert was removed from the Board of Directors. Thereafter, the Board of Directors removed Mr. Loppert as an officer of the Company.
As part of a court enforced settlement agreement with Mr. Loppert, the company was required to issue him 1,100,000 stock options. These were not part of the 2002 Flexible Stock Plan.

(3)	Named as COO on September 23, 2004. His employment started on May 1, 2004. Mr. Owens resigned as COO as of February 14, 2005.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of Stock Options to the named executive officers during 2004:

	Individual Grants

Marc Sherman	500,000	38.5%	$1.44	May -14	$535,000	(1)
Marc Sherman	500,000	-	$1.90	Nov - 14	$735,000	(2)

Edward L. Cummings	250,000	19.2%	$1.44	May -14	$267,500	(1)
Edward L. Cummings	250,000	-	$1.90	Nov -14	$367,500	(2)

(1)
Based on the grant date present value of $1.07 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 216.5%; risk-free interest rate of 3.63%; and expected lives of 5 years.

(2)
Based on the grant date present value of $1.47 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 231.7%; risk-free interest rate of 3.53%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2004 and unexercised options held on December 31, 2004:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Exercised in 2004	Number of Securities Underlying Unexercised Options at Year End 2004 (#)	Value of Unexercised In - The - Money Options at Year End 2004 ($)

Name	Shares Acquired Upon Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Marc Sherman	--	$--	2,375,000	--	$8,122,500	--
Edward L. Cummings	--	$--	1,100,000	--	3,762,000	--
David A. Harris	--	$--	225,000	--	770,000	--
Joel L. Owens	--	$--	60,000	--	205,000	--
Carl C. Saracino	150,000	$4,500	350,000	--	1,197,000	--
Michael P. Sheerr	150,000	$4,500	350,000	--	1,197,000	--

Compensation Pursuant to Plans

Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

Beginning in the first quarter of 2002, the non-employee director compensation was changed from receiving no compensation to fixed quarterly fees in the amount of $1,500 per non-employee director. Such fee may be paid in cash, options or in shares of the Company’s Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted, on the date they become directors, an initial non-qualified stock option to purchase 125,000 shares of Common Stock, $.01 par value, at the closing price of the Company's Common Stock, expiring ten years from the grant date. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

Compensation Committee Interlocks and Insider Participation

None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

The Company entered into employment and non-compete agreements with the following named executive officers on October 1, 2001.

Name	Length	Commencing	Base Compensation
Marc Sherman	1 Year(1)	October 1, 2001	$ 100,000(2)
Edward L. Cummings	1 Year(1)	October 1, 2001	$ 100,000(3)
David A. Loppert(6)	1 Year(1)	October 1, 2001	$ 100,000(5)
Carl C. Saracino(6)	1 Year(1)	October 1, 2001	$ 100,000(4)
Michael P. Sheerr(6)	1 Year(1)	October 1, 2001	$ 100,000(4)

(1)
Automatically renewed for successive additional one-year terms on each anniversary unless either the employee or the Company gives the other party 30 days notice of non-renewal prior to an anniversary date. The employment agreements include certain early termination provisions in the event of the employee’s death, retirement, or upon the occurrence of certain events of defaults in performance by either the Company or the employee, as applicable.

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

(6)	The Company has notified Mr. Saracino and Mr. Sheerr that it does not intend to renew their employment contracts. Mr. Loppert’s contract has expired.

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

Option Grant. Each executive was granted an option to acquire 250,000 shares of the Company’s common stock at $0.026 per share, exercisable at any time after October 1, 2001 and on or before December 31, 2010.

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

Item 11. Security Ownership of Management and Certain Shareholders

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2004:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,216,200	9.7%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.3%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.3%
Common	David A. Harris c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.3%
Common	Joel L. Owens c/o 70 Lake Drive Hightstown, NJ 08520	1,993,331	6.0%
Common	Carl C. Saracino c/o 70 Lake Drive Hightstown, NJ 08520	1,815,000	5.5%
Common	Michael P. Sheerr c/o 70 Lake Drive Hightstown, NJ	1,844,000	5.6%
Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	5,016,300	15.1%

Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	198,500	*
Common	All Directors and Executive Officers as a Group (9 Persons)	15,358,331	46.4%

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

2.	Includes 85,300 shares beneficially owned by Mr. Sherman’s children for whom Mr. Sherman has sole voting and dispositive power.

Set forth in the table below is information, as of March 15, 2005, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class
Barron Partners 730 Fifth Avenue New York, NY 10019	4,833,333	17.4%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 - “Market for Common Equity and Related Stockholder Matters” above.

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

Name	Amount of Loan	Maturity	Interest Rate
Marc Sherman	$15,000	January 31, 2006	12%
Edward L. Cummings	$80,000	January 31, 2006	12%
David A. Loppert	$100,000	January 31, 2005	12%
Carl C. Saracino	$70,000	January 31, 2006	12%
Michael P. Sheerr	$90,000	January 31, 2006	12%

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

At maturity, at the election of the principal stockholders, the Company shall repay such loans in cash or in a combination of cash and shares of the Company's Common Stock, with such stock valued at the current “market value” determined by a professional valuation service. For example, if each stockholder elects to receive all of his loan repayment in common stock, and if, for illustrative purposes only, the value of each share of common stock is $.01 at maturity, the Company will be required to issue 55,000,000 shares of its common stock. In this scenario, the Company will be required to obtain shareholder approval to increase its authorized share capital so that there will be sufficient shares available for issuance. If the Company’s common stock is publicly traded at the time of maturity, the current “market value” will be based on the average of the closing price for the ten business days preceding the maturity date. If the Company’s common stock is not publicly traded, the method of valuation will be selected by the professional valuation service.

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

The Company also had sales to Micro Memory Bank, a customer related to Michael Sheerr, an employee of the Company and former officer and principal stockholder. Micro Memory Bank is owned by Michael Sheerr’s brother. Mr. Sheerr does not have any business experience with Micro Memory Bank.

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

Micro Memory Bank manufactures and sells memory modules for workstations, servers and personal computers. We sell personal computer memory modules to Micro Memory Bank in bona fide arms-length negotiated transactions at competitive fair market prices. The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM or “Random Access Memory” modules.

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

Item 13. Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-KSB/A.

The financial statements listed below appear immediately after page 42.
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Balance Sheet	F-2
Statement Of Operations	F-3
Statement Of Stockholders’ Equity	F-4
Statement Of Cash Flows	F-5
Notes To Financial Statements	F-6 - F-30

Item 14. Principal accountant fees and services

During 2004 and 2003, we paid the following fees, including out of pocket expense reimbursements, to RubinBrown LLP:

	2004	2003
Audit Fees	$108,358	$55,265
Audit-Related Fees (1)	24,450	7,000
Tax Fees (2)	9,250	6,200
All Other Fees (3)	--	20,600
Total	$142,058	$89,065
(1) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, and work performed in connection with registration statements filed with the SEC.

(2) Tax Fees include tax planning and compliance for federal and state income taxes.

(3) All Other Fees represents a manufacturing process review conducted in 2003.

WindsorTech, Inc.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. WindsorTech, Inc.’s Audit Committee has received the written disclosure and the letter from RubinBrown LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with RubinBrown LLP their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WindsorTech, Inc. (Registrant)
Dated: November 14, 2005	By: /s/ Marc Sherman
Marc Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman (Marc Sherman)	Chairman of the Board, Chief Executive Officer and President	November 14, 2005

/s/ Edward L. Cummings Edward L. Cummings	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 14, 2005

/s/ Seth A. Grossman Seth A. Grossman	Director	November 14, 2005

/s/ R. Keith Elliott R. Keith Elliott	Director	November 14, 2005

/s/ Robert W. VanHellemont Robert W. VanHellemont	Director	November 14, 2005

46

List Of Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

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

10.11
Second Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, David A. Loppert, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of February 28, 2003 (Incorporated herein reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on May 13, 2003 (Commission file number 000-07539)).

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

23.1***	Consent of RubinBrown LLP
31.1***	CEO Certification
31.2***	CFO Certification
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB/A filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-B.

Report of Independent Registered Public
Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements Of Operations	F-3

Consolidated Statements Of Stockholders’ Equity	F-4

Consolidated Statements Of Cash Flows	F-5

Notes To Consolidated Financial Statements	F-6 - F-31

Report Of Independent Registered Public
Accounting Firm

Board of Directors and Stockholders
Windsortech, Inc.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheets of Windsortech, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements as of December 31, 2004, and for the year then ended have been restated.

St. Louis, Missouri

January 28, 2005, except as to the restatement discussed in Note 1 to the consolidated financial statements which is as of November 11, 2005

WINDSORTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets
	December 31,
	2004
	(Restated)	2003
Current Assets
Cash and cash equivalents	$844,939	$270,155
Accounts receivable, net of reserve of $50,000
and $20,000 in 2004 and 2003, respectively	3,612,530	223,326
Accounts receivable - related party	119,046	37,173
Inventories	2,721,505	358,380
Prepaid expenses and other assets	165,741	46,906
Deferred income taxes	67,511	14,528
Total Current Assets	7,531,272	950,468

Property And Equipment, Net	552,560	263,187

Goodwill	3,125,794	—

Intangibles, Net	3,188,896	—

Deferred Income Taxes	—	112,492

Other Assets	89,843	64,851

	$14,488,365	$1,390,998

Liabilities And Stockholders' Equity
Current Liabilities
Current maturities of notes payable	$603,376	$7,555
Revolving lines of credit	1,155,500	7,192
Accounts payable	1,590,928	268,958
Accrued expenses	265,391	152,796
Accrued payroll - principal stockholders	86,724	277,075
Deferred revenue	346,031	—
Other current liabilities	123,481	—
Total Current Liabilities	4,171,431	713,576

Notes Payable	255,000	503,403

Deferred Income Taxes	1,115,870	—

Total Liabilities	5,542,301	1,216,979

Commitments And Contingencies (Note 12)

Stockholders' Equity
Preferred shares: authorized 5,000,000 in 2004
and 2003, $0.01 par value, none issued	—	—
Common shares: authorized 55,000,000 in 2004 and 35,000,000 in 2003,
$0.01 par value; 25,550,007 shares issued and outstanding
in 2004 and 16,468,754 issued and outstanding in 2003	255,500	164,688
Additional paid-in capital	9,421,356	774,599
Retained earnings (deficit)	(730,792)	(765,268)
Total Stockholders' Equity	8,946,064	174,019

	$14,488,365	$1,390,998

See the accompanying notes to consolidated financial statements.

WINDSORTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2004
	(Restated)	2003

Revenue	$22,079,796	$7,484,472

Cost Of Sales	16,651,383	5,492,061

Gross Profit	5,428,413	1,992,411

Selling, General And Administrative Expenses	4,835,565	1,988,091

Depreciation And Amortization	391,672	71,973

Interest Expense, Net	83,307	79,656

Income (Loss) Before Provision For Income Taxes	117,869	(147,309)

Provision For Income Taxes	83,393	1,900

Net Income (Loss)	$34,476	$(149,209)

Net Income (Loss) Per Common Share - Basic	$—	$(0.01)

Net Income (Loss) Per Common Share - Diluted	$—	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic	24,659,853	15,661,593

Weighted Average Number of Common Shares
Outstanding - Diluted	27,944,181	15,661,593

See the accompanying notes to consolidated financial statements.

WINDSORTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004 And 2003

					Total
			Additional	Retained	Stockholders'
	Common Stock		Paid-In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - January 1, 2003	14,914,168	$149,142	$176,648	$(616,059)	$(290,269)

Common Stock Issued	1,554,586	15,546	481,951	—	497,497

Common Stock Warrants Issued	—	—	116,000	—	116,000

Net Loss	—	—	—	(149,209)	(149,209)

Balance - December 31, 2003	16,468,754	164,688	774,599	(765,268)	174,019

Common Stock Issued	7,957,831	79,578	4,946,811	—	5,026,389

Common Stock Warrants Issued	—	—	1,521,261	—	1,521,261

Exercise Of Stock Options	500,000	5,000	894,050	—	899,050

Tax Effect Of Exercise Of Stock Options	—	—	42,003	—	42,003

Exercise Of Stock Warrants	500,000	5,000	745,000	—	750,000

Stock Option Compensation	—	—	289,666	—	289,666

Shares Issued For Services	123,422	1,234	207,966	—	209,200

Net Income	—	—	—	34,476	34,476

Balance - December 31, 2004 (Restated)	25,550,007	$255,500	$9,421,356	$(730,792)	$8,946,064

See the accompanying notes to consolidated financial statements.

WINDSORTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2004
Cash Flows From Operating Activities	(Restated)	2003
Net income (loss)	$34,476	$(149,209)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	391,672	71,973
Stock option compensation expense	289,666	—
Deferred income taxes	37,735	—
Common stock issued for services	209,200	—
Stock warrants issued for services	—	60,000
Change in assets and liabilities:
Accounts receivable	(2,177,369)	(235,502)
Inventories	(1,538,500)	68,760
Prepaid expenses and other current assets	(104,125)	47,143
Other assets	(2,512)	(1,250)
Accounts payable and accrued expenses	714,261	323,785
Net Cash Provided By (Used In) Operating Activities	(2,145,496)	185,700

Cash Flows From Investing Activities
Payments for patent and trademark	(3,010)	(24,216)
Acquisition of business, net of cash acquired	(3,005,375)	—
Purchases of property and equipment	(206,111)	(88,142)
Net Cash Used In Investing Activities	(3,214,496)	(112,358)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants	3,300,000	493,997
Stock warrants exercised	750,000	—
Stock options exercised	899,050	—
Net amounts borrowed (paid) under revolving lines of credit	638,308	(333,828)
Amounts borrowed - notes payable	500,000	—
Principal payments - notes payable	(152,582)	(17,739)
Net Cash Provided By Financing Activities	5,934,776	142,430

Net Increase In Cash And Cash Equivalents	574,784	215,772

Cash And Cash Equivalents - Beginning Of Year	270,155	54,383

Cash And Cash Equivalents - End Of Year	$844,939	$270,155

Supplemental Disclosure Of Cash Flow Information
Income taxes paid (refunds received)	$550	$(70,800)
Interest paid	58,561	114,980
Supplemental Cash Flow Information (Note 14)

See the accompanying notes to consolidated financial statements.

WINDSORTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 And 2003

1.         Summary Of Significant Accounting Policies

Restatement Of Previously Issued Financial Statements

Management has determined that the initial accounting for deferred income taxes related to the acquisition of QualTech International Corporation and QualTech Services Group, Inc. (collectively QualTech) needed correction. The audited consolidated financial statements as of December 31, 2004 and for the year then ended have been restated to reflect the proper accounting treatment.

Deferred income taxes were not originally recorded for the book to tax basis differences of acquired intangible assets. The effect of this correction was to record a long-term deferred tax liability at the acquisition date of $1,326,000, with an offsetting increase to goodwill. This correction also caused a change in the deferred income tax provision for the year ended December 31, 2004, increasing the deferred tax benefit by $82,331.

Additionally, in 2004, the Company reversed a deferred tax asset valuation allowance related to net operating losses of WindsorTech that were incurred in 2002 and 2003. This was based on the Company’s determination that the deferred tax assets were more likely than not realizable in future periods, based on the Company’s projection of future taxable income related to its acquisition of QualTech. The reversal of the valuation allowance was originally recorded as a deferred income tax benefit. However, because the reversal of the valuation allowance was a result of the acquisition of QualTech, the offsetting adjustment should have been recorded in the purchase price allocation of the QualTech acquisition. The effect of this correction was to decrease the deferred tax benefit and goodwill by $180,649.

The restatements had no effect on pre-tax income or cash flow for the year ended December 31, 2004.

Portions of Notes 1, 4, 5, 9 and 15 have been restated to reflect the above described adjustments.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects of the restatement are summarized as follows:

	As of December 31, 2004 and for the year then ended
	As Previously Reported	Restated

Goodwill	$1,980,443	$3,125,794
Net deferred tax asset (liability)	195,310	(1,048,359)
Retained earnings (deficit)	(632,474)	(730,792)

Provision (benefit) for income taxes	(14,925)	83,393
Net income	132,794	34,476

	As of September 30, 2004 and for the quarter then ended (unaudited)
	As Previously Reported	Restated

Goodwill	$2,305,205	$3,450,556
Net deferred tax asset (liability)	82,792	(1,243,208)
Retained earnings (deficit)	(342,093)	(522,742)

Provision for income taxes	247,396	247,396
Net income	280,323	280,323

	As of June 30, 2004 and for the quarter then ended (unaudited)
	As Previously Reported	Restated

Goodwill	$2,198,772	$3,344,123
Net deferred tax asset (liability)	288,440	(1,037,560)
Retained earnings (deficit)	(622,417)	(803,066)

Provision (benefit) for income taxes	(180,649)	—
Net income (loss)	59,413	(121,336)

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the computation of basic and diluted net income (loss) per share:

	2004	2003

Net income (loss)	$34,476	$(149,209)

Determination of basic and diluted shares:
Basic weighted average shares outstanding	24,659,853	15,661,593
Effect of dilutive securities:
Stock options	1,978,028	—
Warrants	1,306,300	—

Diluted weighted average shares outstanding	27,944,181	15,661,593

Net Income (Loss) Per Common Share - Basic	$0.00	$(0.01)

Net Income (Loss) Per Common Share - Diluted	$0.00	$(0.01)

In 2003, the Company excluded 420,869 weighted average common share equivalents related to stock options and 106,775 weighted average common share equivalents related to stock warrants because their effect would have been anti-dilutive.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, the Company’s expenses for the years ended December 31, 2004 and 2003 would have increased. The pro forma amounts are indicated below:

	2004	2003

Net income (loss), as reported	$34,476	$(149,209)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	176,696	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(6,567,287)	(379,426)
Proforma net loss	$(6,356,115)	$(528,635)
Earnings (loss) per share:
Basic - as reported	$0.00	$(0.01)
Diluted - as reported	$0.00	$(0.01)
Basic - Proforma	$(0.26)	$(0.03)
Diluted - Proforma	$(0.26)	$(0.03)

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average per share fair value of the options granted was $1.25 and $1.58 for the years ended December 31, 2004 and 2003, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003

Risk-free interest rates	3.69%	3.15%
Expected option lives	5 years	5 years
Expected volatilities	101%	117%
Expected dividend yields	—%	—%

Impact Of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003, which had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003, which had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard had no impact on the Company’s financial position or results of operations.

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

2.          Inventories

	2004	2003

Finished goods	$2,546,733	$276,794
Inventory in transit	189,772	96,586
Allowance for excess and obsolescence	(15,000)	(15,000)

	$2,721,505	$358,380

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         Property And Equipment

	2004	2003

Furniture and fixtures	$89,786	$15,759
Equipment	417,537	161,495
Leasehold improvements	31,859	7,427
Computer equipment and software	286,061	157,237
	825,243	341,918
Less: Accumulated depreciation	(272,683)	(93,326)
	552,560	248,592
Construction in progress	—	14,595

	$552,560	$263,187

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

4.         Business Acquisitions

In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. QualTech International Corporation is a worldwide re-seller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The Company’s primary reasons for the acquisition of QualTech were to expand the Company’s product offerings to include mainframe hardware and mainframe hardware services, to acquire an existing Fortune 1000 customer base to allow the Company to market its current product offerings to these customers and to acquire a leader in its industry with talented personnel to enhance the Company’s expertise. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of the acquired entities of $6,600,000 included payments to QualTech’s shareholders of $6,500,000 of which $3,250,000 was in cash and $3,250,000 was in the Company’s common stock. The value of the Company’s stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.

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

The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The goodwill recognized amounted to $3,125,794. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes.

The fair value of the net assets of QualTech as of the date of acquisition is as follows:

Cash	$345,281
Accounts receivable	1,293,708
Inventory	824,625
Fixed assets	262,617
Other assets	35,393
Intangible assets	3,400,000
Goodwill	3,125,794
Accounts payable	(603,480)
Accrued expenses	(129,927)
Short-term debt	(510,000)
Deferred tax liability	(1,179,647)
Other liabilities	(264,364)

$6,600,000

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2004	2003

Net revenue	$30,890,968	$21,962,181
Net income (loss)	190,819	(94,465)
Earnings (loss) per share - basic	$0.01	$—
Earnings (loss) per share - diluted	$0.01	$—
Weighted average shares - basic	24,602,246	23,619,424
Weighted average shares - diluted	32,464,038	23,619,424

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

Goodwill	$3,125,794
Intangible assets with indefinite lives	910,000
Intangibles with definite lives	2,278,896

$6,314,690

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles with indefinite lives relate principally to trade names. Intangibles with definite lives relate principally to the following:

		2004	Accumulated		Amortization Life
	Cost	Amortization	Amortization	Net	Life (years)

Customer Lists	$1,640,000	$121,472	$121,472	$1,518,528	9.0
Database	400,000	29,632	29,632	370,368	9.0
Employee
Noncompetes	450,000	60,000	60,000	390,000	5.0

Total	$2,490,000	$211,104	$211,104	$2,278,896

Amortization of intangibles is computed on a straight-line basis and based on December 31, 2004 balances, expected amortization expense in each of the next five years is approximately $317,000 per year.

6.         Other Assets

	2004	2003

Deposits	$63,341	$40,837
Trademark	3,010	—
Patent, net of amortization of $1,413 in 2004 and $202 in 2003	22,803	24,014
Other	689	—

	$89,843	$64,851

The patent is being amortized over a 20-year life. Patent amortization expense in 2004 amounted to $1,211 and in 2003 amounted to $202. Expected amortization expense in each of the next five years is approximately $1,211 per year.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         Financing Arrangements

Notes payable consist of the following:
	2004	2003

Notes payable, principal stockholders, secured by substantially all of the Company’s assets, with interest only payments at 12% payable monthly in arrears, with $100,000 and $255,000 in principal and accrued interest due and payable on January 31, 2005 and January 31, 2006, respectively.	$355,000	$500,000

Notes payable - stockholder, secured by substantially all of the Company’s assets, with interest only payments at prime plus 2% (7.25% at December 31, 2004) payable monthly in arrears, with $500,000 in principal and accrued interest due and payable on April 1, 2005.	500,000	—

Capital lease obligations	3,376	10,958
	858,376	510,958
Less: Current maturities	603,376	7,555

	$255,000	$503,403

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

Both of these loans are collateralized by all of the Company’s assets.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Both of these loans are guaranteed by an officer of the Company and collateralized by QualTech’s assets. QualTech is also required to maintain a total liabilities to tangible net worth ratio not in excess of 2.5 to 1. QualTech was in compliance with this covenant at December 31, 2004.

8.         Stockholders’ Equity

Stock Option Grants

In October 2001, the Company granted 1,350,000 options to its shareholders and employees to acquire shares of its common stock at $0.026 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of stock option activity is as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding - Beginning of Period	5,525,000	$0.999	2,560,000	$0.026
Granted	2,600,000	1.684	2,965,000	1.839
Exercised	(500,000)	(1.803)	—	—
Forfeited	—	—	—	—

Outstanding on December 31	7,625,000	$1.180	5,525,000	$0.999

Exercisable on December 31	7,175,000	$1.148	2,935,000	$0.116

The following table summarizes information about the options outstanding at December 31, 2004:

				Exercisable Stock
	Outstanding Stock Options			Options
		Weighted-
		Average	Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	2,775,000	7.0	$0.026	2,775,000	$0.026
$ 1.44 to $ 1.90	2,525,000	9.8	$1.685	2,075,000	$1.686
$2.00 to $2.13	2,325,000	9.7	$2.008	2,325,000	$2.008

	7,625,000			7,175,000

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A schedule of common stock warrant activity is as follows:

	Number Of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	—	—
Warrants granted	600,000	$0.667

Outstanding at December 31, 2003	600,000	0.667
Warrants granted	6,350,000	2.520
Warrants exercised	(500,000)	1.500

Outstanding at December 31, 2004	6,450,000	$2.426

The following table summarizes information about the warrants outstanding at December 31, 2004:

	Outstanding Stock Warrants			Exercisable Warrants
		Weighted-
		Average	Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Shares	Price

$ 0.50 - $ 1.00	600,000	1.58	$0.667	600,000	$0.667
$ 1.50 - $ 2.00	2,850,000	4.19	$1.560	2,850,000	$1.560
$3.60	3,000,000	4.38	$3.600	3,000,000	$3.600

	6,450,000			6,450,000

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         Income Taxes

The provision for income taxes consists of the following:

	2004	2003

Current	$45,658	$1,900
Deferred	37,735	—

	$83,393	$1,900

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2004	2003

Deferred Tax Assets
Liabilities and reserves	$68,254	$14,528
Net operating loss carryforwards	228,273	331,387
Stock options	5,720	—
Inventory capitalization	29,250	—
Gross deferred tax assets	331,497	345,915
Valuation allowance	—	(180,648)
	331,497	165,267
Deferred Tax Liabilities
Intangible assets	1,243,669	—
Property and equipment	93,576	28,881
Prepaid expenses	33,698	—
Patent and trademark	8,913	9,366
	1,379,856	38,247

Net Deferred Tax Asset (Liability)	$(1,048,359)	$127,020

The current and long-term components of the deferred tax asset (liability) are as follows:

	2004	2003

Current deferred tax asset	$67,511	$14,528
Long-term deferred tax asset (liability)	(1,115,870)	112,492

	$(1,048,359)	$127,020

At December 31, 2004, the Company had aggregate net operating loss carryforwards of approximately $576,000 for income tax purposes that expire beginning in 2022.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2004	2003

Statutory rate	34%	34%
State income taxes, net of federal benefits	29	5
Change in deferred tax asset valuation allowance	—	(36)
Meals and entertainment	8	(3)
Other	—	(1)

	71%	(1)%

In 2004, the Company reversed the deferred tax asset valuation allowance. This was based on the Company’s determination that the deferred tax assets were more likely than not realizable in future periods, based on the Company’s projection of future taxable income related to its acquisition of QualTech. Because the reversal of the valuation allowance was a result of the acquisition of QualTech, the offsetting adjustment was recorded in the purchase price allocation of the QualTech acquisition.

10.       Concentrations

Major Customers

For the years ended December 31, 2004 and 2003, sales to the Company’s top ten customers (including sales to a related party - see Note 12) comprised 39% and 51% of revenue, respectively. These customers also comprised 60% and 67% of the combined accounts receivable and accounts receivable - related party at December 31, 2004 and 2003, respectively.

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 20% and 30% of product purchases were from two vendors for the years ended December 31, 2004 and 2003, respectively.

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.       Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees. The Company contributes 3% of eligible employees’ salaries to the plan. The Company contributed $47,397 and $28,347 to the plan during the years ended December 31, 2004, and 2003, respectively.

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

Rent expense and other charges totaled $305,792 and $192,305 for the years ended December 31, 2004 and 2003, respectively.

The approximate minimum payments required under these operating leases at December 31, 2004 are:

Year	Amount

2005	$398,000
2006	380,000
2007	217,000
2008	178,000
2009	148,000

$1,321,000

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Data Security And Compliance Segment

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

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. These amounts have been eliminated in consolidation.
	2004	2003
Revenues
Data Security and Compliance	$10,388,674	$7,484,472
Data Center Hardware	11,155,459	—
Data Center Maintenance	1,219,646	—
Intersegment Elimination	(683,983)	—

Consolidated Total	$22,079,796	$7,484,472

Product Revenue
Data Security and Compliance	$9,450,188	$7,454,235
Data Center Hardware	11,155,459	—
Data Center Maintenance	—	—

Consolidated Total	$20,605,647	$7,454,235

Service Revenue
Data Security and Compliance	$254,503	$30,237
Data Center Hardware	—	—
Data Center Maintenance	1,219,646	—

Consolidated Total	$1,474,149	$30,237

Income (Loss) Before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(983,059)	$(147,309)
Data Center Hardware	1,067,296	—
Data Center Maintenance	33,632	—

Consolidated Total	$117,869	$(147,309)

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003

Depreciation And Amortization
Data Security and Compliance	$113,519	$71,973
Data Center Hardware	240,351	—
Data Center Maintenance	37,802	—

Consolidated Total	$391,672	$71,973

Interest Expense, Net
Data Security and Compliance	$67,172	$79,656
Data Center Hardware	16,135	—
Data Center Maintenance	—	—

Consolidated Total	$83,307	$79,656

Segment Assets
Data Security and Compliance	$4,428,937	$1,390,998
Data Center Hardware	9,090,494	—
Data Center Maintenance	968,934	—

Consolidated Total	$14,488,365	$1,390,998

Goodwill
Data Security and Compliance	$—	$—
Data Center Hardware	2,877,544	—
Data Center Maintenance	248,250	—

Consolidated Total	$3,125,794	$—

Expenditures For Property And Equipment
Data Security and Compliance	$93,129	$88,142
Data Center Hardware	9,938	—
Data Center Maintenance	103,044	—

Consolidated Total	$206,111	$88,142

WINDSORTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company Data By Geographic Segment

The Company operates solely in the United States and has no assets in foreign countries. All of the Company’s purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in 2004 or 2003.

For the years ended December 31, 2004 and 2003, export sales comprised 18% and 30% of revenue, respectively.

Revenue by Geographic Segment comprised:

	2004	2003

United States	$18,094,977	$5,198,400
Asia	983,921	817,707
Europe	382,866	349,715
Africa	604,686	703,073
United Kingdom	1,333,544	155,834
Canada	506,262	223,458
Australia	63,150	24,500
South America	110,390	11,785

	$22,079,796	$7,484,472