Form 10QSB/A
period 2005-06-30
WINDSORTECH INC
filed 2005-11-14
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1
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

Yes  [  ]   No [X]

As filed with the Securities and Exchange Commission on November 14, 2005

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the three months and six months ended June 30, 2005 and 2004.

Further information on the restatement adjustments can be found before Note 1 to the accompanying Condensed Consolidated Financial Statements.

WindsorTech, Inc.

TABLE OF CONTENTS

Item	Description	Page

PART I - FINANCIAL INFORMATION

1.	Financial Statements (all unaudited)

i

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

WINDSORTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
Assets
Current Assets
Cash and cash equivalents	$719,666	$844,939
Accounts receivable, net of reserve of $11,330 in 2005 and $50,000 in 2004	5,858,931	3,612,530
Accounts receivable - related party	276,714	119,046
Inventories	3,370,825	2,721,505
Prepaid expenses, income taxes and other assets	207,128	165,741
Deferred income taxes	67,511	67,511
Total Current Assets	10,500,775	7,531,272
Property and Equipment, Net	656,188	552,560
Goodwill	3,212,314	3,125,794
Intangibles, Net	3,030,568	3,188,896
Other Assets	112,468	89,843

	$17,512,313	$14,488,365

Liabilities And Stockholders’ Equity
Current Liabilities
Current maturities of notes payable	$-	$603,376
Revolving lines of credit	2,071,500	1,155,500
Accounts payable	2,902,894	1,590,928
Accrued expenses	275,077	265,391
Deferred revenue	650,368	346,031
Accrued payroll and other liabilities	201,822	210,205
Total Current Liabilities	6,101,661	4,171,431

Deferred Income taxes	684,580	1,115,870
Notes Payable	-	255,000
Total Liabilities	6,786,241	5,542,301

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2005
and 2004, $0.01 par value, none issued	-	-
Common shares: authorized 55,000,000 shares in 2005 and 2004,
$0.01 par value; 28,578,340 shares issued and outstanding in 2005
and 25,550,007 shares issued and outstanding in 2004	285,783	255,500
Additional paid-in capital	12,001,548	9,421,356
Retained earnings (deficit)	(1,561,259)	(730,792)
Total Stockholders’ Equity	10,726,072	8,946,064

	$17,512,313	$14,488,365

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)

Revenue	$8,947,425	$4,860,474	$16,264,115	$7,542,331

Cost Of Sales	6,848,992	3,358,814	12,757,657	5,270,285

Gross Profit	2,098,432	1,501,660	3,506,457	2,272,046

Selling, General And Administrative Expenses	2,216,354	1,519,920	4,384,072	2,157,139

Depreciation And Amortization	156,073	85,103	300,943	110,212

Interest Expense, net	3,744	17,873	27,300	34,240

Loss Before Provision (Benefit) For Income Taxes	(277,739)	(121,236)	(1,205,857)	(29,545)

Provision (Benefit) For Income Taxes	(53,550)	-	(375,390)	8,253

Net Loss	$(224,189)	$(121,236)	$(830,467)	$(37,798)

Net Loss Per Common Share - Basic	$(0.01)	$(0.01)	$(0.03)	$0.00
Net Loss Per Common Share - Diluted	$(0.01)	$(0.01)	$(0.03)	$0.00

Weighted Average Number Of Common Shares Outstanding - Basic	28,578,340	19,422,326	27,672,696	17,945,540
Weighted Average Number Of Common Shares Outstanding - Diluted	28,578,340	19,422,326	27,672,696	17,945,540

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2005
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance - December 31, 2004 (restated)	25,550,007	$255,500	$9,421,356	$(730,792)	$8,946,064

Warrants Exercised	1,233,333	12,333	1,337,666	-	1,349,999

Options Exercised	1,795,000	17,950	1,229,860	-	1,247,810

Stock Option Compensation	-	-	12,666	-	12,666

Net Loss (restated)	-	-	-	(830,467)	(830,467)

Balance - June 30, 2005 (restated)	28,578,340	$285,783	$12,001,548	$(1,561,259)	$10,726,072

See the accompanying notes to condensed consolidated financial statements.

WINDSORTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(restated)	(restated)
Cash Flows From Operating Activities
Net (loss)	$(830,467)	$(37,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	300,943	110,212
Stock option compensation expense	12,666	2,002
Deferred tax benefit	(431,290)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,404,069)	(27,492)
(Increase) in inventories	(649,320)	(1,230,713)
(Increase) in prepaid expenses and other assets	(17,079)	(25,948)
Increase in accounts payable and accrued expenses	1,612,108	1,212,898
Net Cash Provided by (Used In) Operating Activities	(2,406,508)	3,161

Cash Used In Investing Activities
Payments for Qualtech acquisition, net of cash acquired	(86,520)	(3,004,719)
Payments for property and equipment	(241,263)	(52,927)
Net Cash Used In Investing Activities	(327,783)	(3,057,646)

Cash Flows From Financing Activities
Net proceeds from the exercise of options and warrants	2,597,809	-
Net proceeds from the sale of common stock and warrants	-	3,300,000
Other financing fees	(48,125)	-
Net amounts paid on notes payable	(856,666)	(7,192)
Net amounts borrowed on line of credit	916,000	-
Payments on capital lease obligations	-	(5,164)
Net Cash Provided By Financing Activities	2,609,018	3,287,644

Net Increase (Decrease) In Cash And Cash Equivalents	(125,273)	233,159

Cash And Cash Equivalents - Beginning Of Period	844,939	270,155
Cash And Cash Equivalents - End of Period	$719,666	$503,314

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Restatement

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the three months and six months ended June 30, 2005 and 2004. The determination to restate these Financial Statements and other financial information was made as a result of management’s determination that the initial accounting for deferred income taxes related to the acquisition of QualTech International Corporation and QualTech Services Group, Inc. needed correction. The audited consolidated financial statements as of December 31, 2004 and for the year then ended have been restated to reflect the proper accounting treatment. Form 10-KSB for the fiscal year ended December 31, 2004 has been amended and filed with the SEC.

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

The restatements had no effect on pre-tax income or cash flow for the three months and six months ended June 30, 2005 and 2004.

Effects of the restatement are summarized as follows:

	As of June 30, 2005 and for the quarter then ended
	As Previously Reported	Restated

Goodwill	2,066,963	3,212,314
Net deferred tax asset (liability)	755,745	(617,069)
Retained earnings (deficit)	(1,333,796)	(1,561,259)

Provision (benefit) for income taxes	(182,695)	(53,550)
Net loss	(95,044)	(224,189)

	As of June 30, 2004 and for the quarter then ended
	As Previously Reported	Restated

Goodwill	2,198,772	3,344,123
Net deferred tax asset (liability)	288,440	(1,037,560)
Retained earnings (deficit)	(622,417)	(803,066)

Provision (benefit) for income taxes	(180,649)	-
Net income (loss)	59,413	(121,236)

In addition, pursuant to the rules of the SEC, certain exhibits of the Original Filing have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002. Except as specifically indicated above, the Report has not been updated to reflect events occurring subsequently to the original filing date. Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of this filing.

1.Basis of Presentation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic	28,578,340	19,422,326	27,672,696	17,945,540
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Diluted	28,578,340	19,422,326	27,672,696	17,945,540

For the three and six months ended June 30, 2005, the Company excluded weighted average common share equivalents related to stock options of 1,421,231 and 2,189,996, respectively and weighted average common share equivalents related to stock warrants of 404,343 and 1,121,331, respectively because their effect would be anti-dilutive. For the three and six months ended June 30, 2004, the Company excluded weighted average common share equivalents related to stock options of 1,756,939 and 1,976,271, respectively and weighted average common share equivalents related to stock warrants of 571,108 and 679,024, respectively because their effect would be anti-dilutive.

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

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s expenses for the three and six months ended June 30, 2005 and 2004 would have increased. The pro forma amounts are indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(224,189)	$(121,236)	$(830,467)	$(37,798)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	3,863	2,000	7,726	2,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,932)	(1,683,243)	(6,900,090)	(2,735,214)
Pro forma net loss	$(282,258)	$(1,802,479)	(7,722,831)	(2,771,012)
loss per share:
Basic - as reported	$(0.01)	$(0.01)	$(0.03)	$0.00
Diluted - as reported	$(0.00)	$(0.00)	$(0.03)	$0.00
Basic - Pro forma	$(0.01)	$(0.09)	$(0.28)	$(0.15)
Diluted - Pro forma	$(0.01)	$(0.09)	$(0.28)	$(0.15)

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

3.  Inventories

Inventories at June 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$ 2,680,440	$ 2,546,733
Inventory in transit	705,385	189,772
Allowance for excess and obsolescence	(15,000)	(15,000)
	$ 3,370,825	$ 2,721,505

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

The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The goodwill recognized amounted to $3,212,314. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes. Under the terms of the agreement, QualTech’s shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.5 million of which $3.25 million was cash and $3.25 million was common stock.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004

Revenue	$8,127,980	$16,184,538

Net Income (loss)	$(116,910)	$162,065

Net Income (loss) Per Common Share - Basic	$0.00	$0.01

Net Income (loss) Per Common Share - Diluted	$0.00	$0.01

6.	Segment Information

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	%	%	%	%
Revenue	100.0	100.0	100.0	100.0
Cost Of Products and Services Sold	76.5	69.1	78.4	69.9
Gross Profit	23.5	30.9	21.6	30.1
Selling, General And Administrative Expenses	24.8	31.3	27.0	28.6
Depreciation And Amortization	1.7	1.8	1.8	1.5
Interest Expense, net	0.1	0.3	0.2	0.4
Income (Loss) Before Provision (Benefit) For Income Taxes	(3.1)	(2.5)	(7.4)	(0.4)
Provision (Benefit) For Income Taxes	( .6)	-	(2.3)	(.1)
Net Income (Loss)	(2.5)	2.5	(5.1)	(0.5)

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

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

Revenue
Products	$8,066,592	$4,465,876
Services	880,833	394,598
Total Revenue	$8,947,425	$4,860,474

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

The Company recorded a federal tax benefit during the three months ended June 30, 2005. This benefit was reduced by estimated tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return. The Company did not record any tax benefit during the three months ended June 30, 2004.

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

Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Revenue
Products	$14,623,515	$7,081,034
Services	1,640,600	461,297
Total Revenue	$16,264,115	$7,542,331

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

Selling, general and administrative expenses for the six months ended June 30, 2005 were $4,384,072 compared to selling, general and administrative expenses of $2,157,139 for the six months ended June 30, 2004, a $2,226,933 increase, or 103.2%. Of this increase, $1,270,000 was from the acquired companies and the balance due to increased use of temporary agencies to obtain additional personnel, salary increases and increased professional fees.

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

The Company recorded a federal tax benefit for the six months ended June 30, 2005. This benefit was reduced by estimated tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return. The Company did not record a federal tax benefit for the six months ended June 30, 2004, but did record estimated state tax obligations.

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

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$3,129,209	$3,318,586	$5,427,905	$6,000,443
Gross Profit	315,578	809,647	489,486	1,580,034
Selling, General And Administrative Expenses	1,108,916	1,151,977	2,365,683	1,789,196
Depreciation And Amortization	44,250	28,275	79,137	53,384
Interest Expense, net	3,744	17,547	18,858	33,915
Income (Loss) Before Provision (Benefit) For Income Taxes	(841,332)	(388,152)	(1,974,193)	$(296,461)

Segment Assets	6,416,350	3,757,010	6,416,350	3,757,010
Goodwill	-	-	-	-
Expenditures for Property and Equipment	120,429	24,181	193,697	34,832

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

Data Center Hardware Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$5,304,304	$1,686,914	$9,849,284	$1,686,914
Gross Profit	1,191,633	558,282	1,947,479	558,282
Selling, General And Administrative Expenses	713,518	355,197	1,367,488	355,197
Depreciation And Amortization	96,712	48,024	191,584	48,024
Interest Expense, net	-	324	8,442	324
Income (Loss) Before Provision (Benefit) For Income Taxes	381,403	154,737	379,966	154,737

Segment Assets	10,056,280	7,106,005	10,056,280	7,106,005
Goodwill	2,957,192	3,078,533	2,957,192	3,078,533
Expenditures for Property and Equipment	20,207	17,120	44,889	17,120

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

Data Center Maintenance Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$811,568	$225,854	$1,547,841	$225,854
Gross Profit	591,221	133,729	1,069,492	133,729
Selling, General And Administrative Expenses	393,920	12,746	650,900	12,746
Depreciation And Amortization	15,111	8,804	30,222	8,804
Interest Expense, net	-	-	-	-
Income (Loss) Before Provision (Benefit) For Income Taxes	182,190	112,179	388,370	112,179

Segment Assets	1,039,683	1,007,028	1,039,683	1,007,028
Goodwill	255,122	265,590	255,122	265,590
Expenditures for Property and Equipment	0	975	2,677	975

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

Item 3.  Controls and Procedures

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. In our Form 10-Q for the quarter ended September 30, 2005, we are reporting a control weakness related to our corporate tax accounting function. This weakness related specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. This deficiency resulted in errors in the Company’s accounting for income taxes. These errors were corrected in our amended Form 10-KSB/A for the year ended December 31, 2004 and our amended Form 10-QSB/A for the quarter ended June 30, 2005. Upon identification of this control weakness, immediate corrective action was undertaken. Remediation will include the following:

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

As of September 30, 2005, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

WindsorTech, Inc. (Registrant)

Dated: November 14, 2005	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Edward L. Cummings
Edward L. Cummings
Vice President, Chief Financial Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

Exhibit Number	Description

10.8	Employment and Non-Compete Agreement - Joel Owens
10.9**	Employment and Non-Compete Agreement - Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.
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