Form 10QSB
period 2005-09-30
WINDSORTECH INC
filed 2005-11-15
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No  [X]

The number of shares outstanding of each class of our common equity as of November 10, 2005, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	28,585,006

Transitional Small Business Disclosure Format:

Yes  [  ]  No  [X]

Part I      Financial Information
Item 1.    Financial Statements

Windsortech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2005	2004
		(restated)
Assets

Current Assets
Cash and cash equivalents	$540,362	$844,939
Accounts receivable, net of reserve of $30,270 in 2005 and $50,000 in 2004	4,339,939	3,612,530
Accounts receivable – related party	53,416	119,046
Inventories	4,163,204	2,721,505
Prepaid expenses, income taxes and other assets	279,120	165,741
Deferred income taxes	67,511	67,511
Total Current Assets	9,443,552	7,531,272
Property and Equipment, Net	643,823	552,560
Goodwill	3,212,314	3,125,794
Intangibles, Net	2,951,404	3,188,896
Other Assets	116,225	89,843

	$16,367,318	$14,488,365

Liabilities And Stockholders’ Equity
Current Liabilities
Current maturities of notes payable	$1,710	$603,376
Revolving lines of credit	2,834,500	1,155,500
Accounts payable	1,748,436	1,590,928
Accrued expenses	299,153	265,391
Deferred revenue	369,777	346,031
Accrued payroll and other liabilities	213,843	210,205
Total Current Liabilities	5,467,419	4,171,431

Notes Payable	–	255,000
Deferred Income Taxes	549,335	1,115,870
Total Liabilities	6,016,754	5,542,301

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2005
and 2004, $0.01 par value, none issued	–	–
Common shares: authorized 55,000,000 shares in 2005 and 2004,
$0.01 par value; 28,585,006 shares issued and outstanding in 2005
and 25,550,007 shares issued and outstanding in 2004	285,850	255,500
Additional paid-in capital	12,019,814	9,421,356
Retained earnings (deficit)	(1,955,100)	(730,792)
Total Stockholders’ Equity	10,350,564	8,946,064

	$16,367,318	$14,488,365

See the accompanying notes to condensed consolidated financial statements.

Windsortech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
Revenue	$8,747,401	$8,195,264	$25,011,516	$15,737,595

Cost Of Sales	6,864,030	6,249,214	19,621,688	11,519,499

Gross Profit	1,883,371	1,946,050	5,389,828	4,218,096

Selling, General And Administrative Expenses	2,163,978	1,270,421	6,548,050	3,427,560

Depreciation And Amortization	165,269	122,344	466,212	232,556

Interest Expense, net	63,868	25,566	91,168	59,805

Income (Loss) Before Provision (Benefit) For Income Taxes	(509,744)	527,719	(1,715,602)	498,175

Provision (Benefit) For Income Taxes	(115,904)	247,396	(491,294)	255,649

Net Income (Loss)	$(393,840)	$280,323	$(1,224,308)	$242,526

Net Income (Loss) Per Common Share - Basic	$(0.01)	$0.01	$(0.04)	$0.01
Net Income (Loss) Per Common Share - Diluted	$(0.01)	$0.01	$(0.04)	$0.01

Weighted Average Number Of Common Shares Outstanding -Basic	28,581,383	24,478,772	27,978,920	24,333,402
Weighted Average Number Of Common Shares Outstanding -Diluted	28,581,383	27,514,579	27,978,920	27,365,341

See the accompanying notes to condensed consolidated financial statements.

Windsortech, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2005
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance - December 31, 2004 (restated)	25,550,007	$255,500	$9,421,356	$(730,792)	$8,946,064

Warrants Exercised	1,233,333	12,333	1,337,666	-	1,349,999

Options Exercised	1,801,666	18,017	1,241,792	-	1,259,809

Stock Option Compensation	-	-	19,000	-	19,000

Net Loss	-	-	-	(1,224,308)	(1,224,308)

Balance - September 30, 2005	28,585,006	$285,850	$12,019,814	$(1,955,100)	$10,350,564

See the accompanying notes to condensed consolidated financial statements.

Windsortech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
		(restated)
Cash Flows From Operating Activities
Net Income (Loss)	$(1,224,308)	$242,526
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	466,212	232,556
Stock option compensation expense	19,000	8,333
Deferred income taxes	(566,535)	205,649
Common shares issued for services	-	175,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(661,779)	(136,626)
(Increase) in inventories	(1,441,699)	(1,768,380)
(Increase) decrease in prepaid expenses and other assets	(109,844)	85,166
Increase in accounts payable and accrued expenses	218,654	1,066,686
Net Cash Provided by (Used In) Operating Activities	(3,300,299)	110,910

Cash Used In Investing Activities
Payments for Qualtech acquisition, net of cash acquired	(86,520)	(3,005,375)
Payments for trademark	-	(3,010)
Payments for property and equipment	(308,338)	(74,645)
Net Cash Used In Investing Activities	(394,858)	(3,083,030)

Cash Flows From Financing Activities
Net proceeds from the exercise of options and warrants	2,609,808	-
Net proceeds from the sale of common stock and warrants	-	3,300,000
Other financing fees	(41,562)	-
Net amounts paid on notes payable	(856,666)	(264,192)
Net amounts borrowed on line of credit	1,679,000	-
Payments on capital lease obligations	-	(10,958)
Net Cash Provided By Financing Activities	3,390,580	3,024,850

Net Increase (Decrease) In Cash And Cash Equivalents	(304,577)	52,730

Cash And Cash Equivalents - Beginning Of Period	844,939	270,155
Cash And Cash Equivalents - End of Period	$540,362	$322,885

See the accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of WindsorTech, Inc. (“WTI” or the “Company”) as of September 30, 2005 and December 31, 2004 and for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

On November 14, 2005, the Company filed Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the three months and six months ended June 30, 2005 and 2004.

On November 14, 2005, the Company also filed Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004.

The condensed consolidated statement of operations for the three months and nine months ended September 30, 2005 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic	28,581,383	24,478,772	27,978,920	24,333,402
Stock options	-	1,815,349	-	1,907,649
Stock warrants	-	1,220,458	-	1,124,290
Diluted	28,581,383	27,514,579	27,978,920	27,365,341

For the three and nine months ended September 30, 2005, the Company excluded weighted average common share equivalents related to stock options of 1,386,352 and 1,885,786, respectively and weighted average common share equivalents related to stock warrants of 257,572 and 1,326,177, respectively because their effect would be anti-dilutive.

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

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s expenses for the three and nine months ended September 30, 2005 and 2004 would have increased. The pro forma amounts are indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
					(restated)
Net income (loss), as reported		$(393,840)	$280,323	$(1,224,308)	$242,526
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects		3,863	3,800		5,000
				11,590
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(203,838)	(1,193,349)	(7,103,927)	(3,928,563)
Pro forma net loss		$(593,815)	$(909,226)	$(8,316,625)	$(3,681,037)
Earnings (loss) per share:	$
Basic – as reported		$(0.01)	$0.01	$(0.04)	$0.01
Diluted – as reported		$(0.01)	$0.01	$(0.04)	$0.01
Basic – Pro forma		$(0.02)	$(0.04)	$(0.30)	$(0.14)
Diluted – Pro forma		$(0.02)	$(0.04)	$(0.30)	$(0.14)

The weighted average per share fair value of the options granted was $ 1.14 and $2.02 for the three and nine months ended September 30, 2005, respectively. The weighted average per share fair value of the options granted was $1.48 and $1.22 for the three and nine months ended September 30, 2004, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rates	4.1%	3.6%
Expected option lives	5 years	5 years
Expected volatilities	95.51%	109.71%
Expected dividend yields	0%	0%

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

3.     Inventories

Inventories at September 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$3,419,826	$2,546,733
Inventory in transit	758,378	189,772
Allowance for excess and obsolescence	(15,000)	(15,000)
	$4,163,204	$2,721,505

4.         Financing

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at September 30, 2005 was $235,000. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005 and 7.75% at September 30, 2005), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The revolving line of credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. The Company exceeded its maximum allowable capital expenditures of $300,000 in the third quarter of 2005. The Company received a waiver from the lender and amended the covenant to allow for a maximum of $450,000 in capital expenditures in 2005.

5.        Acquisitions

In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc. (collectively “Qualtech”) QualTech International Corp is a worldwide reseller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

The cost of the acquired entities of $6,686,520 included payments to QualTech’s shareholders of $6,586,520 of which $3,336,520 was in cash and $3,250,000 was in the Company’s common stock. The value of the Company’s stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.
The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The goodwill recognized amounted to $3,212,314. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes. Under the terms of the agreement, QualTech’s shareholders received a combination of 1,957,831 shares of Windsortech common stock and cash totaling $6.59 million of which $3.34 million was cash and $3.25 million was common stock.

In considering the benefits of the Qualtech acquisitions, management recognized the strategic complement of Qualtech’s products, services and customer database. This complement provides a strong platform for further development of our pc asset management services.

The results of Qualtech have been included in the Condensed Consolidated Financial Statements since May 1, 2004. Unaudited pro forma results of operations for the nine months ended September 30, 2004 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had Qualtech been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

Nine Months Ended September 30,
2004
(restated)
Revenue	$24,379,802

Net Income	$468,777

Net Income Per Common Share - Basic	$0.02

Net Income Per Common Share - Diluted	$0.02

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Data Security and Compliance	$4,589,282	$2,375,212	$10,017,187	$8,375,655
Data Center Hardware	3,727,327	5,467,408	13,576,611	7,154,322
Data Center Maintenance	958,773	498,695	2,506,614	724,549
Intersegment Elimination	(527,981)	(146,051)	(1,088,896)	(516,931)

Consolidated Total	$8,747,401	$8,195,264	$25,011,516	$15,737,595

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(759,193)	$(162,967)	$(2,733,386)	$(459,428)
Data Center Hardware	(33,023)	463,671	346,943	618,408
Data Center Maintenance	282,472	227,015	670,841	339,195

Consolidated Total	$(509,744)	$527,719	$(1,715,602)	$498,175

7.	Employment Contracts

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB and Form 10-KSB/A Amendment No 1 for the year ended December 31, 2004. Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

·     Our growth strategies.
·     Anticipated trends in our business and demographics.
·     Our ability to successfully integrate the business operations of recently acquired companies; and
      ·     Regulatory, competitive or other economic influences.

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

RECENT DEVELOPMENTS

On November 14, 2005, the Company filed Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the three months and six months ended June 30,

2005 and 2004.

On November 14, 2005, the Company also filed Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005, (“Original Filing”) reflects a restatement of the Condensed Consolidated Financial Statements of Windsortech, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
	%	%	%	%
Revenue	100.0	100.0	100.0	100.0
Cost Of Products and Services Sold	78.5	76.3	78.5	73.2
Gross Profit	21.5	23.7	21.5	26.8
Selling, General And Administrative Expenses	24.7	15.5	26.2	21.8
Depreciation And Amortization	1.9	1.5	1.8	1.5
Interest Expense, net	0.7	0.3	0.4	0.3
Income (Loss) Before Provision (Benefit) For Income Taxes	(5.8)	6.4	(6.9)	3.2
Provision (Benefit) For Income Taxes	(1.3)	3.0	(2.0)	1.6
Net Income (Loss)	(4.5)	3.4	(4.9)	1.6

Quarter Ended September 30, 2005 Compared to Quarter Ended September, 2004

Revenue for the quarter ended September 30, 2005 was $8,747,401 compared to revenue of $8,195,264 for the quarter ended September 30, 2004, a $552,137 increase, or 6.7%. Revenue in our Data Security and Compliance segment increased to $4,589,282 from $2,375,212, a 93.2% increase. This was the result of us finding new sources of product and our resuming our wholesale remarketing service for some of our clients where we had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure the hard drives they were providing us were properly erased.

Although this decision impacted our data security and compliance business short term, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients. Revenue in our Data Center Maintenance Services segment increased to $958,773 from $498,695, a 92.3% increase. This was the result of signing additional service contracts with new and existing customers. Revenue in our Data Center Hardware Segment during the quarter decreased to $3,727,327 from $5,467,408, a 31.8% decrease. This decrease resulted from some of our clients and prospective clients delaying their data migration due to issues that were out of our control.

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004

Revenue
Products	$7,785,407	$7,689,238
Services	961,994	506,026
Total Revenue	$8,747,401	$8,195,264

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

Gross profit for the quarter ended September 30, 2005 was $1,883,371 compared to a gross profit of $1,946,050 for the quarter ended September 30, 2004, a $62,679 decrease, or 3.2%. Gross margin was 21.5% for the quarter ended September 30, 2005 compared to 23.7% for the quarter ended September 30, 2004.

Gross profit for the quarter ended September 30, 2005 decreased over the quarter ended September 30, 2004 mainly as a result of a decrease in the gross profit in our Data Center Hardware segment where gross profit decreased 42.6% to $696,606 from $1,213,515. However, gross profit in our Data Security and Compliance segment increased to $568,237 from $484,485, a 17.3% increase. Gross profit in our Data Center Maintenance segment increased to $618,527 from $248,050, a 149.3% increase. Our margin percentages contracted as we replaced some of our higher margin accounts that were foregone in the first nine months of 2005 as they were not compliant with our strict data security requirements with new customers where margins were not quite as high. Data Center Hardware margins also contracted as our revenues decreased due to a temporary softness in the market.

Selling, general and administrative expenses for the quarter ended September 30, 2005 were $2,163,978 compared to selling, general and administrative expenses of $1,270,421 for the quarter ended September 30, 2004, a $893,557 increase, or 70.3%. The increase was mainly the result of our building of our infrastructure that resulted in increased wages and benefits, increased professional fees, and increased rent.

Depreciation and amortization for the quarter ended September 30, 2005 was $165,269 compared to depreciation and amortization of $122,344 for the quarter ended September 30, 2004, a $42,925 increase, or 35.1%. This increase was the result of depreciation of fixed assets that were made in 2005 and a full quarter of fixed asset additions that were made in 2004.

Interest expense for the quarter ended September 30, 2005, was $63,868 compared to interest expense of $25,566 for the quarter ended September 30, 2004, a $38,302 increase, or 149.8%, commensurate with an increase in the level of the Company’s borrowings.

The Company recorded a federal tax benefit for the three months ended September 30, 2005. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return. For the three months ended September 30, 2004, federal and state tax expense was recorded.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue for the nine months ended September 30, 2005 was $25,011,516 compared to revenue of $15,737,595 for the nine months ended September 30, 2004, a $9,273,921 increase, or 58.9%. $6,702,434 of the increase was a result of our acquisitions in 2004 where there were revenues in the first four months of 2005 with no comparative revenue in the first four months of 2004. Revenue in our Data Security and Compliance segment increased to $10,017,187 from $8,375,655, a 19.6% increase. This was the result of us finding new sources of product and our resuming our wholesale remarketing service during the third quarter of 2005 for some of our clients where we had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the beginning of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients.

Revenue in our Data Center Maintenance Services segment increased to $2,506,614 from $724,549, a $1,782,065 increase or 246.0%. $982,734 of the increase was a result of our acquisition in 2004 where there were revenues in the first four months of 2005 with no comparative revenue in the first four months of 2004. The remainder was the result of signing additional service contracts with new and existing customers.

Revenue in our Data Center Hardware segment increased to $13,576,611 from $7,154,322, a $6,422,289 increase or 89.8%. $5,719,701 of the increase was a result of our acquisition in 2004 where there were revenues in the first four months of 2005 with no comparative revenue in the first four months of 2004.

Our revenues categorized by products and services are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Revenue
Products	$22,408,922	$14,770,272
Services	2,602,594	967,323
Total Revenue	$25,011,516	$15,737,595

Gross profit for the nine months ended September 30, 2005 was $5,389,828 compared to a gross profit of $4,218,096 for the nine months ended September 30, 2004, a $1,171,732 increase, or 27.8%. Gross margin was 21.5% for the nine months ended September 30, 2005 compared to 26.8% for the nine months ended September 30, 2004.

Gross profit for the quarter increased due to the acquisitions. However, our margin percentages contracted as we sought to replace higher margin accounts that were foregone in the first nine months of 2005 as they were not compliant with our strict data security requirements.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $6,548,050 compared to selling, general and administrative expenses of $3,427,560 for the nine months ended September 30, 2004, a $3,120,490 increase, or 91.0%. $1,016,301 of the increase was a result of our acquisitions in 2004 where there were expenses in the first four months of 2005 with no comparative expenses in the first four months of 2004. The remainder of the increase was mainly the result of our building of our infrastructure that resulted in increased wages and benefits, increased professional fees, and increased rent.

Depreciation and amortization for the nine months ended September 30, 2005 was $466,212 compared to depreciation and amortization of $232,556 for the nine months ended September 30, 2004, a $233,656 increase, or 100.5%. This increase was the result of depreciation on additions made in 2005, the amortization of intangibles from the acquired companies and nine months of fixed asset additions that were made in 2004.

Interest expense for the nine months ended September 30, 2005, was $91,168 compared to interest expense of $59,805 for the nine months ended September 30, 2004, an increase of $31,363, or 52.4%, commensurate with the decrease in the Company’s borrowings.

The Company recorded a federal tax benefit for the nine months ended September 30, 2005. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return. For the nine months ended September 30, 2004, federal and state tax expense was recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Data Security and Compliance	$4,589,282	$2,375,212	$10,017,187	$8,375,655
Data Center Hardware	3,727,327	5,467,408	13,576,611	7,154,322
Data Center Maintenance	958,773	498,695	2,506,614	724,549
Intersegment Elimination	(527,981)	(146,051)	(1,088,896)	(516,931)

Consolidated Total	$8,747,401	$8,195,264	$25,011,516	$15,737,595

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(759,193)	$(162,967)	$(2,733,386)	$(459,428)
Data Center Hardware	(33,023)	463,671	346,943	618,408
Data Center Maintenance	282,472	227,015	670,841	339,195

Consolidated Total	$(509,744)	$527,719	$(1,715,602)	$498,175

Data Security & Compliance Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
Revenue	$4,589,282	$2,375,212	$10,017,187	$8,375,655
Gross Profit	568,237	484,485	1,057,723	2,064,519
Selling, General And Administrative Expenses	1,210,290	603,640	3,575,973	2,392,836
Depreciation And Amortization	52,188	29,056	131,326	82,440
Interest Expense, net	64,951	14,757	83,809	48,672
Income (Loss) Before Provision (Benefit) For Income Taxes	(759,193)	(162,967)	(2,733,386)	(459,428)

Segment Assets	6,586,613	2,667,602	6,586,613	2,667,602
Goodwill	-	-	-	-
Expenditures for Property and Equipment	62,310	9,299	256,007	44,131

Quarter Ended September 30, 2005 Compared to Quarter Ended September, 2004

Revenue for the quarter ended September 30, 2005 was $4,589,282 compared to revenue of

$2,375,212 for the quarter ended September 30, 2004, a $2,214,070 increase, or 93.2%. This was the result of us finding new sources of product and our resuming our wholesale remarketing service for some of our clients where we had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business short term, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients.

Gross profit for the quarter ended September 30, 2005 was $568,237 compared to gross profit of $484,485 for the quarter ended September 30, 2004, a $83,752 increase, or 17.3%. Our gross profit increased as a result of the increase in revenues. Our gross margin percentages contracted as we replaced some of our higher margin accounts that were foregone in the first nine months of 2005 as they were not compliant with our strict data security requirements with new customers where margins were not quite as high.

Selling, general and administrative expenses for the quarter ended September 30, 2005 was $1,210,290 as compared to selling, general and administrative expenses for the quarter ended September 30, 2004 of $603,640, a $606,650 increase, or 100.5%. Selling, general and administrative expenses increased mainly as the result of our building our infrastructure that resulted in increased wages and benefits, increased professional fees, and increased rent. In addition, the Company continues to provide educational opportunities and training to the national sales team.

Depreciation and amortization for the quarter ended September 30, 2005 was $52,188 compared to depreciation and amortization of $29,056 for the quarter ended September 30, 2004, a $23,132 increase, or 79.6%. This increase was the result of depreciation of fixed assets that were made in 2005 and a full quarter of fixed asset additions that were made in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue for the nine months ended September 30, 2005 was $10,017,187 compared to revenue of $8,375,655 for the nine months ended September 30, 2004, a $1,641,532 increase, or 19.6%. This was the result of us finding new sources of product and our resuming our wholesale remarketing service during the third quarter of 2005 for some of our clients where we had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the beginning of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients.

Gross profit for the nine months ended September 30, 2005 was $1,057,723 compared to gross profit of $2,064,519 for the nine months ended September 30, 2004, a $1,006,796 decrease, or (48.8%). Gross profit decreased as we sought to replace higher margin accounts that were foregone in the first nine months of 2005 as they were not compliant with our strict data security requirements and as we built our infrastructure for the future.

Selling, general and administrative expenses for the nine months ended September 30, 2005 was $3,575,973 as compared to selling, general and administrative expenses for the nine months ended September 30, 2004 of $2,392,836, a $1,183,137 increase 49.4%. Selling, general and administrative expenses increased mainly as the result of our building our infrastructure that resulted in increased wages and benefits, increased professional fees, and increased rent. In addition, the Company continues to provide educational opportunities and training to the national sales team.

Depreciation and amortization for the nine months ended September 30, 2005 was $131,326 compared to depreciation and amortization of $82,440 for the nine months ended September 30, 2004, a $48,886 increase, or 59.3%. This increase was the result of the fixed asset that were made in 2005 and those that occurred throughout 2004.

Data Center Hardware Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
Revenue	$3,727,327	$5,467,408	$13,576,611	$7,154,322
Gross Profit	696,606	1,213,514	2,644,085	1,771,797
Selling, General And Administrative Expenses	632,848	660,102	2,000,336	1,015,300
Depreciation And Amortization	97,865	78,932	289,448	126,956
Interest Expense, net	(1,083)	10,809	7,358	11,133
Income (Loss) Before Provision (Benefit) For Income Taxes	(33,023)	463,672	346,943	618,408

Segment Assets	7,976,602	7,405,878	7,976,602	7,405,878
Goodwill	2,957,194	2,877,545	2,957,194	2,877,545
Expenditures for Property and Equipment	3,502	8,881	48,391	26,001

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenue for the quarter ended September 30, 2005 was $3,727,327 compared to revenue of $5,467,408 for the quarter ended September 30, 2004, a $1,740,081 decrease, or (31.8%). This decrease resulted from some of our clients and prospective clients delaying their data migration due to issues that were out of our control.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
The Data Center Hardware segment became part of the Company on May 1, 2004. Although the numbers above are not fully comparative for the nine months ended September 30, 2005, revenues are approximately 15% behind 2004. Our gross profit is off approximately 5%. Our gross margins have increased about 2 percentage points. Selling expenses as a percent of revenues have increased as we increased our infrastructure to meet the needs of our customers.

Data Center Maintenance Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
Revenue	$958,773	$498,695	$2,506,614	$724,549
Gross Profit	618,527	248,050	1,688,020	381,779
Selling, General And Administrative Expenses	320,840	6,678	971,741	19,424
Depreciation And Amortization	15,216	14,356	45,438	23,160
Interest Expense, net	-	-	-	-
Income (Loss) Before Provision (Benefit) For Income Taxes	282,472	227,015	670,841	339,195

Segment Assets	1,804,103	1,133,131	1,804,103	1,133,131
Goodwill	255,120	248,249	255,120	248,249
Expenditures for Property and Equipment	1,264	3,538	3,941	4,513

Quarter Ended September 30, 2005 Compared to Quarter Ended September, 2004

Revenue for the quarter ended September 30, 2005 was $958,773 compared to revenue of $498,695 for the quarter ended September 30, 2004, a $460,078 increase, or 92.2%. This was the result of signing additional service contracts with new and existing customers.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Data Center Maintenance segment became part of the Company on May 1, 2004. Although the numbers above are not fully comparative for the nine months ended September 30, 2005, revenues are running approximately 36% ahead of 2004 as a result of additional maintenance contracts that have been signed since the date of acquisition. Gross profit has increased as a result of additional revenues. Our margins have also increased as our revenues have increased. This is because we have been able to spread our costs over a larger revenue base. Selling expenses as a percent of revenues have increased slightly as we have additional infrastructure to support the additional revenues and needs of our customers.

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

Liquidity and Capital Resources

Net cash used in operating activities in the nine months ended September 30, 2005 was $3,300,299. Net cash provided by operating activities in the nine months ended September 30, 2004 was $110,910. Net cash used in operating activities during the nine month period ended September 30, 2005 was primarily as a result of a net loss, an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets offset by an increase in accounts payable and accrued expenses. The increase in our receivables was mainly attributable to strong revenues that were generated by the Data Security and Compliance segment. Net cash provided by operating activities during the period ended September 30, 2004 was primarily as a result of net income, and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable, increase in inventories, and an increase in prepaid expenses. The increase in our receivables for the nine months ended September 30, 2005 was mainly attributable to strong revenues that were generated in the month of September. The increase in inventory was due needed to help to support the growth in the data security segment. We anticipate that revenues will continue to increase quarter over quarter which should generate additional cashflow, however, we anticipate that we will continue to use cash while we support our growth with receivables and inventory.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $394,858 and $3,083,030, respectively. Net cash used in investing activities in the nine months ended September 30, 2005 was for the purchase of fixed assets and an adjustment to the purchase price of the Qualtech acquisition. Net cash used in investing activities in the nine months ended September 30, 2004 was for the Qualtech acquisition and for the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $3,390,580 and $3,024,850, respectively. Net cash provided by financing activities for the nine months ended September 30, 2005 was the result of the exercise of options and warrants, net amounts borrowed under our line of credit, reduced by amounts paid on notes payable. Net cash provided by financing activities for the nine months ended September 30, 2004 was the result of the sale of common stock and warrants, reduced by payments on capital lease obligations and net amounts paid on notes payable.

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

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2005 and 2004 and do not expect any in the remainder of fiscal 2005. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

Exhibits.
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