Form 10KSB
period 2005-12-31
QSGI INC.
filed 2006-03-30
CIK 27960

As filed with the Securities and Exchange Commission on March 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No.: 000-07539

QSGI INC.
(Formerly WindsorTech, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2599131 (I.R.S. Employer Identification No.)

70 Lake Drive, Hightstown, NJ 08520
(Address of Principal Executive Offices) (Zip Code)

(609) 426-4666
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Issuer’s revenues for its most recent fiscal year: $36,386,138

The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 1, 2006, as reported on the ArcaEx (“PCX”) under the symbol “QGI,” was approximately $56,196,330 (28,818,631 shares x $1.95 per share). There is no officer who owns more than 10% of the shares of Common Stock.

As filed with the Securities and Exchange Commission on March 30, 2006

The number of shares outstanding of each class of our common equity as of March 1, 2006 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	28,818,631

A description of “Documents Incorporated by Reference” is contained in Item 13 Exhibits and Financials Statements.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

REFERENCES

References in this form 10-KSB to “we”, “us,” “our,” “the Company,” “WindsorTech,” and “QSGI” mean QSGI INC. and our subsidiaries, unless the context otherwise requires.

WHAT WE DO

We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). We use the trade name “QSGI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities. In October 2005, we changed our name to QSGI INC. from WindsorTech, Inc.

SEGMENTS

Our company operates in three segments that clearly focus our services into easy-to-understand categories for our target customers:

A.	Data Security & Compliance

We provide data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers and servers) have come to the end of their life cycle. These services include:
- Data erasure to Department Of Defense standards for hard drives
- Environmental compliance (proper recycling or safe disposal) for IT assets
- IT asset remarketing for IT assets with market value
- Asset Auditing/Life Cycle Management which allows customers to minimize their overall IT expenditure and maximize their return on investment.

B.	Data Center Hardware

We are a leading reseller of refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products to companies around the world.

C.	Data Center Maintenance

We provide hardware maintenance services for enterprise-class hardware and Data Center consulting to companies throughout the United States.

Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

Data Security & Compliance Segment:

We are a “best practice” provider of data security and regulatory compliance services for end-of-life business-computing IT assets. We offer a variety of services on a global basis to help companies with these assets to ensure compliance with federal and state mandates regulating the donation or disposal of such assets.

The primary services that we offer are:

Data Erasure (Data security and regulatory compliance):
▪	Automated process that generates a self validated digital certificate of erasure
▪	Department of Defense standard 3x hard drive data erasure with no human intervention
▪	Online reporting and asset tracking
▪	Remarketing services to reduce or eliminate fees associated with hard drive data erasure and auditing
Reverse Logistics:
▪	Pack and ship service
▪	Full logistics management
Mobile Erasure Unit (expected to be placed into service in the second quarter of 2006):
▪	54’ truck with full service mobile data erasure unit to service large sites
▪	Preserves chain of custody - assets never leave building
▪	Data erasure performed on site
▪	Reports uploaded with digital Certificates of Erasure to extranet
▪	Assets can be removed for remarketing, or left to be processed for lease return
Downloadable Erasure Software:
▪	Single units can use our website to erase the hard drive
▪	Easy to use for small locations or remote sales force
▪	Downloadable from the internet or network and does not require floppy disk or CD Rom.
▪	Generates digital certificate of erasure
Environmental Compliance
▪	Generates digital certificate of erasure
▪	Help protect corporations from environmental liability issues for IT assets with no market value by finding opportunities for re-use, or recycling

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

-
Health Insurers Portability & Accounting Act of 1996 (HIPAA) - Requires healthcare companies to ensure the confidentially of all protected health information and protect against anticipated threats or hazards to information.

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

In summary, our services are designed to help our clients to:
-	reduce the burdens of liability associated with regulatory compliance of IT assets.
-	reduce the overall expense of achieving regulatory compliance.
-	reduce the total cost of ownership for IT hardware.
-
permit IT professionals to focus on rapid changes in technology, service their internal clients and make sure their IT infrastructure is proactively helping their company maintain a competitive edge in the marketplace.

The market is highly fragmented with critical legislation driving the demand. There is no other technology services company offering similar IT “life cycle” services ranging from PCs to Mainframes.

On October 27, 2003 we filed U.S. Patent Application titled “System and Method of Erasing a Hard Drive via a Computer Network.” Our product is called, “EraseYourHardDrive.com.” As described above, this product and the method of erasing a hard drive either over the internet or via a computer network provides an easy, fast and effective way for erasing hard drives, which meets US Department of Defense standards for hard drive sanitation.

In addition, the Data Security and Compliance segment re-sells a wide range of used and refurbished computer products, including servers, laptop and desktop computers, monitors, PC processors, CD/DVD disk drives, modems, printers and memory.

Our Data Security & Compliance group has technical facilities in New Jersey, a sales and marketing office in Minnesota and wholesale sales offices in New York, New Hampshire and Florida.

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

All training and back-up parts management for Data Center Maintenance is located in Minnesota; however, we have technical coverage and offices in 18 states and one country including Arkansas, Colorado, District of Columbia, Illinois, Indiana, Iowa, Kansas, Michigan, Missouri, New Jersey, New York, Pennsylvania, Tennessee, Texas, Wisconsin and Wyoming.

DEPENDENCE ON MAJOR CUSTOMERS

With the exception of our hardware maintenance contracts which can be up to three years in length, we do not have any exclusive long-term arrangements with our customers for the continued sales of our product. At present, we operate primarily in the United States and have minimal assets in foreign countries.

We sell and deliver our technology services to customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2005 and 2004, sales to our top ten customers comprised 37% and 39% of our revenue, respectively. In each of the periods referred to, Keystone Memory Group, a “related party” for accounting purposes, was one of our top ten customers.

A portion of our revenues is also derived from export sales. For the years ended December 31, 2005, and 2004, export sales comprised 7% and 18% of revenue, respectively.

Backlog

Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis could have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Employees

As of March 1, 2006, we employed 61 full-time and 12 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

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

On March 14, 2005, Seth A. Grossman, a member of the Company’s Board of Directors, was appointed President and Chief Operating Officer. He continues as a member of the Board of Directors.

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Interest on this loan is payable monthly at the prime rate plus one percent (8.25% at December 31, 2005), with all principal and interest due April 1, 2007.

On September 7, 2005, John F. Cunningham was appointed as a member of our board of directors to fill a vacancy, as the company expanded the board to seven members. On September 12, 2005, Geoffrey A. Smith was appointed a member of our board to fill a vacancy, as the Company expanded the board to seven members.

On September 13, 2005, the Company was confirmed on the Archipelago ExchangeSM (ArcaEx®), and began trading on September 15, 2005, under the symbol “QGI.” The Company had previously been listed on the OTC Bulletin Board under the symbol “WSRT.OB.”

On October 17, 2005, the Company held its annual shareholders meeting in Palm Beach, Florida and elected seven members to the Company’s Board of Directors to hold office until the Company’s Annual Meeting of Stockholders in 2006 or until their successors are duly elected and qualified; ratified the appointment of RubinBrown LLP as the Company’s independent certified public accountant for the fiscal year ending December 31, 2005; and ratified a change of name of the Company from WindsorTech, Inc. to QSGI INC.

On November 14, 2005, the Company filed Amendment No. 1 on Form 10-KSB/A to the Company’s Annual Report filed on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission on March 29, 2005, reflecting a restatement of the Consolidated Financial Statements of WindsorTech, Inc. and Subsidiaries for the year ended December 31, 2004. At the same time, the Company also filed Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, (“Original Filing”) reflecting a restatement of the Condensed Consolidated Financial Statements of WindsorTech, Inc. and Subsidiaries (the “Company”) for the three months and six months ended June 30, 2005 and 2004. The determination to restate these Financial Statements and other financial information was made as a result of management’s determination that the initial accounting for deferred income taxes related to the acquisition of Qualtech International Corporation and Qualtech Services Group, Inc. needed correction. The audited consolidated financial statements as of December 31, 2004 and for the year then ended were restated to reflect the proper accounting treatment.

On December 20, 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4.2 million. The Company received the proceeds in two payments. The first payment, net of offering costs, of $1,967,220 was received at the time of signing and approximately $2,200,000 was received at the beginning of January 2006. The preferred securities issued in the private placement consist of 143,333 shares of 6% Series A Preferred Stock with a face value of $30.00 per share. The 6% dividend is payable quarterly in cash or additional preferred securities at the Company’s option. Each Series A Preferred Share is convertible into approximately 13.33 shares of our common stock. The Company can require the holders to convert if the Company’s common stock price maintains $2.75 for twenty consecutive business days. The Company can redeem the preferred securities at any time after December 10, 2007. Additionally, the holder may demand redemption in cash, for the original $30 per share, at any time after December 10, 2010. Because these preferred securities are conditionally redeemable, they are classified as temporary equity in the balance sheet.

On December 21, 2005, the Company completed the repurchase and retirement of 4,283,334 outstanding warrants, including 1,866,667 warrants exercisable at $1.50 per share and 2,416,667 warrants exercisable at $3.60 per share. The total purchase price for the warrants, including transaction costs, was $1,256,210 in cash. These warrants, previously held by an institutional investor, were issued as part of the private placement that was completed in May 2004.

ITEM 2.    DESCRIPTION OF PROPERTY

Our Data Security and Compliance segment leases approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $159,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This facility, with approximately 34,000 feet of warehouse space, is in good condition and ideally suited to our business. This lease expires in August 2006. In addition, in August 2005, the company leased additional warehouse space pursuant to a one-year lease at an annual rental of approximately $122,000. This lease expires in August 2006. These warehouses have sufficient capacity for our current and estimated future business needs.

This segment also leases the following space:

1.
In Portsmouth, New Hampshire approximately 1,400 square feet of office space pursuant to a three-year lease at a current annual rental of approximately $30,000, escalating each year. This lease expires in October 2007.

2.	In New York, New York approximately 250 square feet of office space pursuant to a one-year lease at a current annual rental of approximately $47,000. This lease expires in August 2006.

3.
In Palm Beach, Florida approximately 1,600 square feet of office space pursuant to a 27 month lease at a current annual rental of approximately $54,000, escalating each year. This lease expires in March, 2007.

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

On October 17, 2005, an annual meeting of our stockholders was held for the following purposes:

(1) To elect seven members to the Company’s Board of Directors to hold office until the Company’s Annual Meeting of Stockholders in 2006 or until their successors are duly elected and qualified. The results of the vote to elect the seven directors were as follows:

Name of Director	For	Withheld
Marc Sherman	20,828,069	1,814,820
Seth A. Grossman	20,628,109	2,014,780
Edward L. Cummings	20,828,099	1,814,790
R. Keith Elliott	22,388,619	254,270
Robert W. VanHellemont	22,388,639	254,250
Geoffrey A. Smith	22,388,619	254,270
John F. Cunningham	22,388,639	254,250

(2) To ratify the appointment of RubinBrown LLP as the Company’s independent certified public accountant for the fiscal year ending December 31, 2005. The proposal received 22,389,529 votes for, 253,000 votes against, and 360 abstentions;

(3) To ratify a change of name of the Company from WindsorTech, Inc. to QSGI INC. The proposal received 19,697,204 votes for, 263,020 votes against, and 200 abstentions.

All of the proposals were approved.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is listed on the ArcaEx exchange under the symbol “QGI.” Our Common Stock became listed on this exchange on September 15, 2005. Prior to that date, our stock was listed on the OTC Bulletin Board under the symbol “WSRT.OB.”

The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company’s Common Stock as reported on the ArcaEx exchange:

Years Ended December 31, 2005	High	Low
First Quarter	$4.40	$2.50
Second Quarter	2.80	1.37
Third Quarter	2.31	1.47
Fourth Quarter	1.75	1.00

Years Ended December 31, 2004
First Quarter	$4.40	$2.00
Second Quarter	2.30	1.05
Third Quarter	2.25	1.19
Fourth Quarter	3.57	1.65

Holders

As of March 1, 2006, there were approximately 3,300 holders of record of the Company’s Common Stock and the closing price was $1.95. Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

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

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2005, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	8,516,834	$1.858	1,274,799

Equity compensation plans not approved by security holders	4,050,000	$2.044	-

Total	12,566,834	$1.918	1,274,799

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

These shares were issued to the persons listed below in connection with (1)(2)(3) Private Placement Shares, (4) the acquisition, (5) the exercise of stock options, (6) the exercise of stock warrants, or (7) services rendered.

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Stanley Adelman	July - 03	1	1	Private Placement Shares	5,000
Harvey Albert	July - 03	1	1	Private Placement Shares	15,000
Mike Belise & Linda A Gary	July - 03	1	2	Private Placement Shares	71,429
Bismark Intervest, Inc.	July - 03	1	1	Private Placement Shares	300,000
Edward L. Cummings	July - 03	1	1	Private Placement Shares	61,200
John R. Doss	July - 03	1	1	Private Placement Shares	300,000
Steven Gadon & Barbara Gadon	July - 03	1	2	Private Placement Shares	85,000
Andrew L. Granat	July - 03	1	1	Private Placement Shares	15,000
Alan J Haber	July - 03	1	1	Private Placement Shares	3,000
Barry S. Hanburger	July - 03	1	1	Private Placement Shares	2,500
Bernard & Carol Harris, JT TEN WROS	July - 03	1	2	Private Placement Shares	2,000

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
John D. Wright, cust for Jonathan Martin Harris, Minor	July - 03	1	1	Private Placement Shares	1,000
Rodney D. and Linda L. Johnson, JT TEN WROS	July - 03	1	1	Private Placement Shares	2,000
Craig G. Langweiler	July - 03	1	2	Private Placement Shares	10,000
Monte Lang & Lillian M Lang, JT TEN WROS	July - 03	1	2	Private Placement Shares	30,000
Max & Delayne Loppert, JT TEN WROS	July - 03	1	1	Private Placement Shares	70,000
Anne E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	1	1	Private Placement Shares	43,500
Jeffrey E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	1	1	Private Placement Shares	43,500
Martin Miller	July - 03	1	1	Private Placement Shares	2,857
Robert & Penni Parker, JT TEN WROS	July - 03	1	2	Private Placement Shares	14,300
RBC Dain Rauscher Custodian, FBO Harvey Albert IRA	July - 03	1	1	Private Placement Shares	20,000
Lois G. Rosenberg	July - 03	1	1	Private Placement Shares	500
Paul Rosen & Wendy Rosen	July - 03	1	2	Private Placement Shares	85,000
Carl Saracino	July - 03	1	1	Private Placement Shares	15,000
Philip & Lilyan Sherman, JT TEN WROS	July - 03	1	2	Private Placement Shares	20,000
Michael P. Sheerr	July - 03	1	1	Private Placement Shares	44,000
Alexandra J. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,433
Maximilian B. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,433
Zachary T. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,434
Jonathan E. Stoll	July - 03	1	1	Private Placement Shares	2,500
Gail M. Thompson	July - 03	1	1	Private Placement Shares	1,000
Jack B. Tull Sr.	July - 03	1	1	Private Placement Shares	3,000
John D. & Dorothy J. Wright, JT TEN WROS	July - 03	1	2	Private Placement Shares	1,000
Bismark Intervest, Inc.	July - 03	2	1	Private Placement Shares	100,000
Edith Newman Revocable Trust	July - 03	2	1	Private Placement Shares	20,000
Paul Lee Newman Roth IRA	July - 03	2	1	Private Placement Shares	50,000
Paul Lee Newman	July - 03	2	1	Private Placement Shares	30,000
Michael Weiss	May - 04	3	1	Private Placement Shares	83,400
Odin Partners, LP	May - 04	3	1	Private Placement Shares	116,600
Barron Partners, LP	May - 04	3	1	Private Placement Shares	4,833,333
Guerilla Partners, LP	May - 04	3	1	Private Placement Shares	716,600
Guerilla IRA Partners, LP	May - 04	3	1	Private Placement Shares	83,400
Bismark Investment	May - 04	3	1	Private Placement Shares	166,667

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Joel Owens	May - 04	4	1	Acquisition	1,715,911
Jolene Owens	May - 04	4	1	Acquisition	241,920
Robert Jackson	Nov - 04	5	1	Exercise of Stock Options	200,000
Carl Saracino	Nov - 04	5	1	Exercise of Stock Options	150,000
Michael Sheerr	Nov - 04	5	1	Exercise of Stock Options	150,000
Guerilla IRA Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	41,700
Guerilla Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	358,300
Odin Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	58,300
Michael Weiss	Oct - 04	6	1	Exercise of Stock Warrants	41,700
Andrew T. Trailor	Jul - 04	7	1	Shares Issued for Services	35,140
Duncan J Farmer	Jul - 04	7	1	Shares Issued for Services	35,141
Alan Burger	Jul - 04	7	1	Shares Issued for Services	35,141
Andrew T. Trailor	Dec - 04	7	1	Shares Issued for Services	6,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 04	7	2	Shares Issued for Services	6,000
Duncan J Farmer	Dec - 04	7	1	Shares Issued for Services	6,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 05	7	2	Shares Issued for Services	51,375
Duncan J. Farmer	Dec - 05	7	1	Shares Issued for Services	34,250

1.
Represents shares issued in a Confidential Private Placement. The offering closed on July 18, 2003. 1,354,586 shares were sold at $.35 per share. Officers and directors (including their children) purchased 207,200 shares, or 15.3% of the total shares sold.

2.
Represents shares issued in a Confidential Private Placement. The offering closed on September 2, 2003. The offering was for 20 units at a price of $10,000 per Unit. Each Unit consisted of (i) 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock, exercisable for a period of three years at a price of $1.00 per share.

3.
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

4.
Represents shares used in connection with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

5.	Represents shares issued in connection with the exercise of common stock options.
6.	Represents shares issued in connection with the exercise of common stock warrants.
7.	Represents shares issued for legal services rendered.

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

OVERVIEW

We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). We use the trade name “QSGI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2005 and 2004.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

	%	%
Revenue	100.0	100.0
Cost of sales	79.4	75.4
Gross profit	20.6	24.6
Selling, general and administrative expenses	24.0	21.9
Depreciation and amortization	1.8	1.8
Interest expense	0.4	0.4
Income (loss) before provision (benefit) for income taxes	(5.6)	0.5
Provision (benefit) for income taxes	(2.1)	(0.4)
Net income (loss)	(3.5)	0.1

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 was $36,386,138 compared to revenue of $22,079,796 for the year ended December 31, 2004, a $14,306,342 increase, or 64.8%. $12,375,105 of the increase was a result of our recent acquisitions and the balance was due to organic growth of our core business. Revenues increased because we were able to find new sources of product, which made more products available for sale and we increased our sales staff to help increase our market penetration.

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Revenue
Products	$33,085,383	$20,605,647
Services	3,300,755	1,474,149
Total Revenue	$36,386,138	$22,079,796

Our revenue by geographic segment is as follows:

Years Ended December 31,	2005	%	2004	%	Change	% Change
United States	$33,893,593	93%	$18,094,977	82%	$15,798,616	87%
Asia	422,870	1%	983,921	4%	(561,051)	(57)%
Europe	589,690	2%	382,866	2%	206,824	54%
Africa	42,275	--	604,686	3%	(562,411)	(93)%
United Kingdom	188,067	--	1,333,544	6%	(1,145,477)	(86)%
Canada	203,055	1%	506,262	2%	(303,207)	(60)%
Australia	--	--	63,150	--	(63,150)	--
South America	1,046,588	3%	110,390	1%	936,198	848%
Total	$36,386,138	100%	$22,079,796	100%	$14,306,342	65%

We operate primarily in the United States and have minimal assets in foreign countries. However,

we sell to customers in foreign countries. For the years ended December 31, 2005 and 2004, export sales comprised approximately 7% and 18% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period.

Gross profit for the year ended December 31, 2005 was $7,499,969 compared to a gross profit of $5,428,413 for the year ended December 31, 2004, a $2,071,556 increase, or 38.2%. Gross margin was 20.6% for the year ended December 31, 2005 compared to 24.6% for the year ended December 31, 2004. Gross profit increased due to organic growth and the acquisitions. However, our margins contracted while we strengthened our infrastructure while we built a solid foundation for our long term growth. We also set up approximately $47,000 in additional inventory and sales reserves, sold approximately $300,000 of inventory at little to no margin that we received from a settlement with one of our channel partners and wrote down approximately $100,000 in inventory.

The overall management of the computer equipment through out its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues. Our business has been built to keep companies in compliance with government legislation whether it is HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations. As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.

Selling, general and administrative expenses for the year ended December 31, 2005, were $8,731,946 compared to selling, general and administrative expenses of $4,835,565 for the year ended December 31, 2004, a $3,896,381 increase, or 80.6%. Selling, general and administrative expense increased as a result of the acquisitions and the Company hiring additional executive and sales personnel, increased rent and facilities expense, and increased expenses building brand recognition and promoting the brand name “QSGI” to investors and the wholesale market place.

Depreciation and amortization for the year ended December 31, 2005, was $634,014 compared to depreciation and amortization of $391,672 for the year ended December 31, 2004, a $242,342 increase, or 61.9%. This increase was the result of depreciation and the amortization of intangibles from the acquired companies as well as one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred throughout 2004 and new additions purchased in 2005.

Interest expense for the year ended December 31, 2005, was $160,441 compared to interest expense of $83,307 for the year ended December 31, 2004, a $77,134 increase, or 92.6%, commensurate with the increase in the Company’s borrowings.

The Company recorded a federal tax benefit for the year ended December 31, 2005. This benefit was reduced by estimated state tax obligations in jurisdictions where the Company cannot file a consolidated income tax return. The Company recognized tax expense during 2004. Tax expense during 2004 was $83,393, with an effective tax rate of 71%. The high effective tax rate was due to the Company incurring state income taxes.

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

Data Center Hardware

We are a leading reseller of refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products to companies around the world.

Data Center Maintenance

We provide hardware maintenance services for enterprise-class hardware and Data Center consulting to companies throughout the United States.

Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Revenue	$14,922,002	$10,388,674
Gross Profit	1,362,219	2,412,138
Selling, General and Administration	4,793,571	3,003,403
Depreciation and Amortization	186,763	113,519
Income (Loss) Before Provision
(Benefit) for Income Taxes	(4,079,144)	(983,059)

Segment Assets	6,925,009	4,428,937
Goodwill	-	-
Expenditures for Property and
Equipment	285,694	93,129

Revenue for the year ended December 31, 2005 was $14,922,002 compared to revenue of

$10,388,674 for the year ended December 31, 2004, a $4,533,328 increase or 43.6%. Revenues increased because we were able to find new sources of product, which made more products available for sale, and we resumed our wholesale remarketing services during the third quarter of 2005 for some of our clients. We had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure that the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the beginning of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients.

Gross profit for the year ended December 31, 2005 was $1,362,219 compared to gross profit of $2,412,138 for the year ended December 31, 2004, a $1,049,919 decrease or 43.5%. Gross profit decreased as we sought to replace higher margin accounts that were forgone in the beginning of 2005 as they were not compliant with our strict data security requirements and as we built our infrastructure for the future. In this segment, we also established additional inventory reserves of $35,000, wrote down inventory by approximately $100,000 and set up an allowance for returns of $12,000.

Selling, general and administrative expense for the year ended December 31, 2005 was $4,793,571 compared to Selling, General and Administrative expense of $3,003,403 for the year ended December 31, 2004, a $1,790,168 increase or 59.6%. Selling, general and administrative expense increased as a result of the Company hiring additional executive and sales personnel, increased expenses building brand recognition and promoting the brand name “QSGI” to investors and the wholesale and retail market place.

Depreciation for the year ended December 31, 2005 was $186,763 compared to depreciation of $113,519 for the year ended December 31, 2004, a $73,244 increase or 64.5%. This was the result of one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred during 2004 and a portion of the year for 2005.

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Revenue	$19,790,234	$11,155,459
Gross Profit	4,057,775	2,562,942
Selling, General and Administration	2,601,995	1,418,447
Depreciation and Amortization	385,820	240,351
Income (Loss) Before Provision
(Benefit) for Income Taxes	1,332,824	1,067,296

Segment Assets	10,319,668	9,090,494
Goodwill	2,957,193	2,877,544
Expenditures for Property and
Equipment	62,842	9,938

The Data Center Hardware segment became part of the Company on May 1, 2004. Although the numbers reflected above are not fully comparative for the year ended December 31, 2005, revenues remained relatively flat year over year. Gross profit and gross margins for the year are up. Our gross margins have increased about 2.5 percentage points over 2004. Selling expenses as a percentage of revenues have increased as we increased our infrastructure to meet the needs of our customers.

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Revenue	$3,096,222	$1,219,646
Gross Profit	2,079,974	453,333
Selling, General and Administration	1,336,380	413,715
Depreciation and Amortization	61,431	37,802
Interest Expense, Net	-	-
Income (Loss) Before Provision
(Benefit) for Income Taxes	729,888	33,632

Segment Assets	1,249,236	968,934
Goodwill	255,121	248,250
Expenditures for Property and
Equipment	3,941	103,044

The Data Center Maintenance segment became part of the Company on May 1, 2004. Although the numbers reflected above are not fully comparative for the year ended December 31, 2005, revenues have increased approximately 107% over the same period in 2004 due to an increase in the number of signed maintenance contracts. Gross profit and gross margins for the year are also up. Our gross margins for the year ended December 31, 2005 have increased approximately 21% over the same period in 2004 as the result of our ability to spread our costs over increased revenues and the number of contracts. Selling expenses as a percentage of revenues have remained relatively constant at 43%.

Liquidity and Capital Resources

Our current ratios at December 31, 2005 and December 31, 2004 were 1.7 and 1.8, respectively. Working capital at December 31, 2005 was $4,824,481 compared to $3,359,841 at December 31, 2004. Working capital increased primarily from the proceeds received from the issuance of redeemable preferred stock, the exercise of stock options and warrants, and net amounts borrowed under revolving lines of credit. This amount was reduced by financing the operations of the company, principal payments on notes payable and repurchase of stock warrants.

Net cash used in operating activities for the year ended December 31, 2005 was $5,186,645 compared to $2,145,496 of cash used in operating activities for the year ended December 31, 2004. Cash used in operating activities for the year ended December 31, 2005 was primarily a result of an increase in accounts receivable, inventories, deferred taxes and the net loss. This was offset by and increase in payables and accrued expenses, depreciation and amortization, and stock issued for services. Cash used in operating activities for the year ended December 31, 2004 was primarily a result of an increase in accounts receivable and inventories offset by an increase in accounts payable and accrued expenses, depreciation, stock option compensation expense and stock issued for services.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $438,997 and $3,214,496, respectively. For the year ended December 31, 2005, cash was used for the purchase of property and equipment and additional payment due for the 2004 acquisition. For the year ended December 31, 2004, cash was used for the acquisitions and to purchase property and equipment.

Net cash provided by financing activities for the year ended December 31, 2005 was $4,934,497 and was provided for by proceeds from the issuance of redeemable preferred stock, the exercise of stock options and warrants, net amounts borrowed under revolving lines of credit and was reduced to pay off notes payable and to repurchase stock warrants. Net cash provided by financing activities for the year ended December 31, 2004 was $5,934,776 and was provided for by proceeds from the issuance of common stock and warrants, the exercise of stock options and warrants, net amounts borrowed under revolving lines of credit, and net amounts borrowed from certain shareholders.

Since the 2004 acquisition, we have invested in strengthening our infrastructure and have used cash to increase inventory to a level necessary to support our growth. Our accounts receivable increased as a result of strong sales in December 2005. We believe that cash that may be generated from operations, together with available cash resources and anticipated exercise of stock options and warrants in 2006 will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.

We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenses during 2006.

We did not have any significant elements of income or loss not arising from continuing operations in 2005 or 2004 and do not expect any in 2006. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc.  that was completed on May 28, 2004, additional merger consideration may be due to the selling shareholders (see Note 4 to the consolidated financial statements).  The selling shareholders shall be entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which is to be determined at the discretion of the Company.  Any portion that is to be paid in cash is due within 30 days following the second anniversary of the effective date of the acquisition.  Any portion that is to be paid in stock is due on February 15, 2007.  The number of shares is to be determined by using the average trading price 15 days prior to February 14, 2007.  As of March 1, 2006, the Company has not determined the amount or the method of payment.

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

Uncertainty Of Future Financial Results

Our future financial results are uncertain. There can be no assurance that we will be profitable, and we may incur losses in the foreseeable future. Achieving and sustaining profitability depends upon many factors, including our ability to raise capital when needed, the success of our various marketing programs, and the maintenance or reduction of expense levels.

Fluctuations In Future Quarterly Results

We have been in business since October 2001 and have only seventeen quarters of historic quarterly operating results, only four of which have been profitable. Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions. If we fail to effectively manage our business, this could adversely affect our results of operations.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

We operate primarily in the United States and have minimal assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2005 and 2004, our top ten customers accounted for approximately 37% and 39% of our total revenues, respectively. In each of the periods referred to, one of those customers was Keystone Memory Group, a “related party” for accounting purposes. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.

Due to our acquisition, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as revenue mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operation results.

With the exception of several of our maintenance contracts, we do not have any exclusive long-term arrangements with our customers for the continued sales of our product. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

For the years ended December 31, 2005 and 2004, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the years ended December 31, 2005 and 2004, export sales comprised 7% and 18% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period.

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

We believe that cash that may be generated from operations, together with other available cash resources, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses, although we have not identified any specific acquisition candidates. If funds are not available when required for our unanticipated working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding.

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

•	privately and publicly owned businesses such as Redemtech, Solectron and Spacefitters that offer asset management and end-of-life product refurbishment and remarketing services;

•	traditional store-based computer retailers, such as Best Buy Co., Inc., Circuit City Stores, Inc., and CompUSA; and

•	online competitors and auction sites, such as e-Bay

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

We are organized with a small senior management team. If we were to lose the services of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:

Name	Position
Marc Sherman	Chairman, Chief Executive Officer, Director
Seth A. Grossman	President , Chief Operating Officer, Director
Edward L. Cummings	Chief Financial Officer, Treasurer, Director
Joel L. Owens	Executive Vice President Data Center Hardware and Data Center Services Group
David M. Harris	Vice President, Information Technology and Systems

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

The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited “DOA Warranty” in connection with some of our product sales. DOA means “Dead On Arrival” and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option. Based on an internal study by management, we determined that less that 5% of the Company’s sales are covered under this warranty and, of those sales, less than 10% are returned to the Company. If the equipment sold does not power-up, the Company has alternative methods to sell this equipment, by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences for the years ended December 31, 2005 and 2004. Therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as for inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. Management continually monitors its inventory valuation, and makes an assessment of its inventory allowance on a quarterly basis. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required, which would be a decrease to our inventory balance and an increase to cost of sales.

The Company provides an estimated allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based on management’s assessment about future collectibility of accounts receivable on an account by account basis and sets up a reserve accordingly. If conditions change, additional allowances may be required which would decrease our accounts receivable balance and increase our bad debt expense. The allowance for sales returns is based on historical data and management’s assessment of how much of a return of product is resellable. This allowance is reviewed on a quarterly basis and if required, an adjustment is made to increase or decrease the reserve and increase or decrease sales.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123R using the modified prospective method. The Company is currently assessing the impact of the adoption of SFAS No. 123R to its results of operations, financial condition and compensation strategies. On December 28, 2005, the Company’s board of directors approved a resolution that provides for the vesting on December 28, 2005 of the majority of the Company’s outstanding and unvested stock options previously awarded to employees and directors. The purpose of accelerating the vesting of the employee’s and directors’ options was to enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $493,000 after tax of compensation expense in its statement of operations over the course of the original vesting period, substantially all of which is expected to be avoided in 2006 and 2007.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements included in this Annual Report on Form 10-KSB are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-29.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer, president and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer. Based upon that evaluation, our chief executive officer, president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We are also working to document controls this year and to identify items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

AS of March 1, 2006, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	42	Chairman, Chief Executive Officer, Director
Seth A. Grossman	40	President, Chief Operating Officer, Director
Edward L. Cummings	57	Chief Financial Officer, Treasurer, Director
David Harris	42	Vice President, Information Technology and Systems
R. Keith Elliott	63	Director
Robert W. VanHellemont	59	Director
Geoffrey A. Smith	48	Director
John F. Cunningham	62	Director

In February 2005, Joel L. Owens resigned as Chief Operating Officer for personal reasons.

Marc Sherman founded QSGI INC. in August 2001 and has served as Chairman and Chief Executive Officer since then. His term of office expires at the 2006 annual meeting and he has indicated he is available for reelection. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and “as-is” computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management. Mr. Sherman is the brother-in-law of Mr. Sheerr.

Seth A. Grossman was hired on March 14, 2005 to be President and Chief Operating Officer. He had joined the Board of Directors in November 2003. His term of office expires at the 2006 annual meeting and he has indicated that he is available for reelection. Mr. Grossman was the Executive Vice President and Chief Strategic Officer of Paxson Communications Corporation (AMEX:PAX). He joined Paxson Communications in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer. Prior to his tenure at Paxson, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring. Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration. He currently sits on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern.

Edward L. Cummings co-founded QSGI INC. and has served as its Chief Financial Officer and Treasurer since inception. His term of office expires at the 2006 annual meeting and he has indicated that he is available for reelection. Mr. Cummings joined the Board of Directors of the Company in February 2004 to fill a vacancy. He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.

David M. Harris joined QSGI INC. in May 2002 as Vice President, Information Technology and Systems. Mr. Harris is responsible for the development, implementation and maintenance of the Company’s information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he has held various positions as Network and Systems Administrator and Programmer for various companies.

R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy. His term of office expires at the 2006 annual meeting and he has indicated he is available for reelection. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. He had been elected chairman and chief executive officer of Hercules, Inc. in 1997. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Hercules, Inc. is a multi-national specialty chemical manufacturer serving the paper, water, construction, pharmaceutical, food, consumer non-durable and adhesive markets and industries. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Sithe Energies Company, which develops peaking power plants based on gas, oil and coal fuels, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, Computer Task Group, an information technology staffing and solutions company, and the Institute for Defense Analyses, a federally funded research and development company. He also serves as a member of the National Advisory Board for the University of South Carolina. Mr. Elliott serves as Chairman of the Compensation Committee and is a member of the Audit Committee and the Corporate Governance Committee of the Board of Directors. The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors. The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

Robert W. VanHellemont was appointed to the board of directors in August 2004 to fill a vacancy. . His term of office expires at the 2006 annual meeting and he has indicated he is available for reelection. He is the founder and chief executive officer of the Varilease companies. The Varilease companies are leading North American business equipment and financing providers, which have financed more than $1 billion in assets worldwide. Mr. VanHellemont founded Varilease Corp. in 1987 and founded Varilease Technology Finance Group, Inc. in 2000. Additionally, Mr. VanHellemont served as senior vice president of Thomson-McKinnon Securities and spent over 10 years in senior positions at CMI Corp. Mr. VanHellemont serves as Chairman of the Audit Committee and is a member of the Compensation Committee of the Board of Directors. The Board of Directors has determined that Mr. VanHellemont is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

Geoffrey A. Smith was appointed to the Board of Directors in September 2005 to fill a vacancy. His term of office expires at the 2006 annual meeting and he has indicated he is available for reelection. He is the founder and president of LP Enterprises, LLC. LP Enterprises, LLC provides Information Technology, Strategy, and Customer Relationship Management expertise across a broad range of direct clients - private sector, corporations, non-profits and the sports industry. From 1979 through 2005, he worked for Procter & Gamble. During his career with P & G, he progressed through a variety of IT/business responsibilities, ultimately reaching the role of Deputy CIO. He is a graduate of Cornell University with a B.S. degree in Industrial Engineering and Operations research. Mr. Smith is on the Board of Tech Corps Ohio, a non-profit dedicated to the enhancement of K-12 education through the effective use of technology in schools. Mr. Smith is as member of the Audit Committee and a member of the Corporate Governance Committee. The Board of Directors has determined that Mr. Smith is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

John F. Cunningham was appointed to the Board of Directors in September 2005 to fill a vacancy. His term of office expires at the 2006 annual meeting and he has indicated he is available for reelection. He is the Chairman and CEO of Cunningham & Co, Inc., which offers highly specialized strategic and valuation services to technology and computer related companies.  From 1985 to 1989, he served as chairman and CEO of CCI, an Amex-listed company. Previously, Mr. Cunningham served as president and chief operating officer of Wang Laboratories. Mr. Cunningham is a Trustee Associate of Boston College and an independent trustee director of Federated Funds.  He has previously served as a director of the First National Bank of Boston, Apollo Computer Inc., Computervision Corp., EMC Corp., and Honeywell Federal Systems Corp. Mr. Cunningham serves as Chairman of the Corporate Governance Committee and is a member of the Compensation Committee of the Board of Directors.

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

Code of Ethics for Staff Members and Directors

The Company has adopted a Code of Ethics for Staff Members and Directors, which applies to all employees, including our Chief Executive and Chief Financial Officers. The Code is available on the “Investor Relations” portion of our web site at www.qsgiinc.com.

Compliance with Section 16(a) of the Exchange Act

We are in compliance with Section 16(a) of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the total remuneration paid in 2005 and 2004 to the Company’s Chief Executive Officer and its four other most highly compensated executive officers.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards($)	Securities Underlying Options/SAR's (#)	LTIP Payouts	All Other Compensation($)

Marc Sherman (1)	2005	$424,000	$100,000	-	-	1,000,000	$-	$-
Chairman, CEO and	2004	$265,385	-	$5,500	-	1,000,000	$-	$-
President

Seth A. Grossman(1)	2005	$267,446		-		3,000,000
President and Chief	2004	-	-	-	-	-	-	-
Operating Officer

Edward L. Cummings(1)	2005	$254,400	$100,000	-	-	500,000	$-	$-
Vice President, Treasurer	2004	$141,346	-	$5,500	-	500,000	$-	$-
and CFO

Joel L. Owens(3)	2005	$468,216	-	-	-	-	$-	$-
Chief Operating Officer	2004	$141,667	-	-	-	60,000	$-	$-

Vivek J. Agarwal	2005	$151,538	-	-	-	300,000	$-	$-
	2004	-	-	-	-	-	-	-

David A. Harris	2005	$109,423	-	-	-	-	$-	$-
Vice President IT	2004	$89,415	-	-	-	-	$-	$-

(1).          See “Employment Contracts” below for agreements entered into with executive officers.
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

(3)	Named as COO on September 23, 2004. His employment started on May 1, 2004. Mr. Owens resigned as COO as of February 14, 2005.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of Stock Options to the named executive officers during 2005:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in 2005	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Marc Sherman	1,000,000	16.5%	$2.50	Mar -15	$1,845,000 (1)
Seth A. Grossman	3,000,000	49.6%	$2.75	Mar - 15	$6,129,000 (2)
Edward L. Cummings	500,000	8.3%	$2.50	Mar -15	$922,000 (1)
Vivek J. Agarwal	300,000.5%		$2.75	Mar - 11	$578,000 (3)

(1)
Based on the grant date present value of $2.02 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 210.6%; risk-free interest rate of 4.30%; and expected lives of 5 years.

(2)
Based on the grant date present value of $2.24 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 213.5%; risk-free interest rate of4.18%; and expected lives of 5 years.

(3)
Based on the grant date present value of $2.22 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 210.6%; risk-free interest rate of 4.30%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2005 and unexercised options held on December 31, 2005:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
	Exercised in 2005		Number of Securities Underlying Unexercised Options at Year End 2005 (#)		Value of Unexercised In-The-Money Options at Year End 2005 ($)
Name	Shares Acquired Upon Exercise (#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Marc Sherman	--	$--	3,375,000	--	$5,839,000	--
Seth A. Grossman	--	$--	3,425,000	--	5,925,000	--
Edward L. Cummings	--	$--	1,600,000	--	2,768,000	--
Joel L. Owens	--	$--	60,000	--	104,000	--
Vivek J. Agarwal	--	$--	300,000	--	519,000	--
David A. Harris	--	$--	225,000	--	476,000	--

Compensation Pursuant to Plans

Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

Beginning in the first quarter of 2005, the non-employee director compensation was changed from receiving no compensation to fixed quarterly fees in the amount of $6,250 per non-employee director. Such fee may be paid in cash, options or in shares of the Company’s Common Stock, at the election of the board of directors. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted, on the date they become directors, an initial non-qualified stock option to purchase 100,000 shares of Common Stock, $.01 par value, at the closing price of the Company's Common Stock, expiring five years from the grant date. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

Compensation Committee Interlocks and Insider Participation

None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

The Company entered into employment and non-compete agreements with the following named executive officers.

Name	Length	Commencing	Base Compensation
Marc Sherman	3 Year(1)	October 1, 2004	$424,000
Seth A. Grossman	3 Year(2)	March 14, 2005	$339,200
Edward L. Cummings	3 Year(1)	October 1, 2004	$254,400
Joel L. Owens	2 Year(3)	February 14, 2005	$300,000	(4)

________________________
(1)
The term is for continuously rolling three year periods unless either party gives the other party notice that it wishes to cease the continuously rolling term provision feature with the next contract period (i.e. October 1 of each year) and thereby fixing the term of the period of three years from the next contract anniversary. The employment agreements include certain early termination provisions in the event of the employee’s death, retirement, or upon the occurrence of certain events of defaults in performance by either the Company or the employee, as applicable.

(2)
The term is for continuously rolling three year periods unless either party gives the other party notice that it wishes to cease the continuously rolling term provision feature with the next contract period (i.e. January 1 of each year) and thereby fixing the term of the period of three years from the next contract anniversary. The employment agreements include certain early termination provisions in the event of the employee’s death, retirement, or upon the occurrence of certain events of defaults in performance by either the Company or the employee, as applicable.

(3)
The term is for two years ending February 14, 2007, with no extension provision. The employment agreement includes certain early termination provisions in the event of the employee’s death, retirement, or upon the occurrence of certain events.

(4)	The employment agreement provides for a bonus of 20% of net income after payment of all taxes (calculated at a tax rate of 38%) of the Data Center Maintenance segment of the Company.

Key provisions of Employment and Non-Compete Agreements for those executives with a three year contract

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

Change of Control. In the event of a change in control of the Company, all options granted to the executives will immediately vest, to the extent not already vested, and will become exercisable in accordance with the plan or terms and conditions under which they were granted. If, after the announcement of a change in control or in the event of early termination or change of control, there are severance payments due to the executive that run concurrent with the non-compete provision.

Excise Gross Up. In the event that any payment or benefit payable to an executive under his employment contract, and/or under any other agreement or arrangement with the Company or any person whose actions result in a change of control of the Company, is covered by Section 280G(b)(2) of the Internal Revenue Code of 1986 and is subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the Company shall reduce the payment by the smallest amount required to eliminate the imposition of the Section 4999 tax.

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

Non-Compete Provisions. During the employment term and for a period of three years after termination of employment, if such termination is for any reason other than death, the executive shall not engage, directly or indirectly, either on his own behalf or on behalf of any other person, firm, corporation or other entity, in any business competitive with the business of the Company, or own more than 5% of any such firm, corporation or other entity. In addition, the executive must furnish the Company with such information, as the Company shall from time to time request in order to determine that executive is in compliance with his non-compete agreement.

Key provisions of Employment and Non-Compete Agreements for the executive with a two year contract

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

Non-Compete Provisions. During the employment term and for a period of up to twelve months after termination of employment, but no later than February 14, 2007, if employment is terminated by the Company without cause or executive shall resign before February 14, 2007, the executive shall not engage, directly or indirectly, either on his own behalf or on behalf of any other person, firm, corporation or other entity, in any business competitive with the hardware or maintenance segment of the Company. If employment is terminated by the Company for cause, the non-compete shall be for a period of twelve months.

ITEM 11.     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	6,016,300	14.6%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	3,425,000	8.3%
Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,716,200	9.0%
Common	Joel L. Owens c/o 70 Lake Drive Hightstown, NJ 08520	70,000	*
Common	Vivek J. Agarwal c/o 70 Lake Drive Hightstown, NJ 08520	300,000	*
Common	David A. Harris c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.0%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	525,000	1.3%

Common	John F. Cunningham c/o 70 Lake Drive Hightstown, NJ 08520	255,000	*
Common	Geoffrey A. Smith c/o 70 Lake Drive Hightstown, NJ	100,000	*
Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	298,500	*
Common	All Directors and Executive Officers as a Group (10 Persons)	15,131,000	36.7%
____________________________________
* The amount shown is less than 1% of the outstanding shares of common stock.
1.
This table includes presently exercisable stock options. The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings - 1,600,000; R. Keith Elliott - 525,000; Seth A. Grossman -3,425,000; Vivek J. Agarwal - 300,000; David A. Harris - 275,000; Joel A. Owens - 60,000; Marc Sherman -3,375,000; John F. Cunningham - 100,000; Geoffrey A. Smith - 100,000; Robert W. VanHellemont - 275,000; and all directors and executive officers as a group (10 persons) - 10,035,000.

2.	Includes 85,300 shares beneficially owned by Mr. Sherman’s children for whom Mr. Sherman has sole voting and dispositive power.

Set forth in the table below is information, as of March 3, 2006, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Barron Partners 730 Fifth Avenue New York, NY 10019	3,743,333	13.0%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	1,714,650	6.0%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 - “Market for Common Equity and Related Stockholder Matters” above.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Principal Stockholders/Executive Officers

A. On April 24, 2002, the Company entered into secured loan agreements with its principal stockholders. These agreements as amended on September 30, 2002 and on February 28, 2003 provided for each principal stockholder to loan the Company $110,000 (for an aggregate of $550,000). As of December 31, 2005, all amounts due under these loans have been repaid and cancelled. As of December 31, 2004, $355,000 was due under these agreements as follows:

Name	Amount of Loan	Interest Rate
Marc Sherman	$15,000	12%
Edward L. Cummings	$80,000	12%
David A. Loppert	$100,000	12%
Carl C. Saracino	$70,000	12%
Michael P. Sheerr	$90,000	12%

B. In October 2002, the Company executed Company Variable Amount Promissory Notes, each in the amount of $125,000 in favor of each of Edward Cummings, David Loppert, Carl C. Saracino, Michael Sheerr and Marc Sherman, each an executive officer and principal stockholder of the Company, in consideration for each executive extending to the Company a revolving line of credit of up to $125,000. The amounts outstanding are due on demand and bear interest at the rate of 12% per annum. Interest payments are paid monthly in arrears. As of December 31, 2005, all amounts due under these notes have been repaid and the notes cancelled. As of December 31, 2004, $6,594 was due under these notes.

Sales to Related Party

The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, who is a principal stockholder of the Company and Michael Sheerr, a former employee and officer of the Company. Keystone Memory Group is owned by Michael P. Sheerr and his wife. Mrs. Sheerr is Marc Sherman’s sister. Mr. Sherman has no business experience with Keystone, and Mr. Sheerr had no business experience with Keystone while employed by the Company.

The Company also had sales to Micro Memory Bank, a customer related to Michael Sheerr, a former employee and officer of the Company. Micro Memory Bank is owned by Michael Sheerr’s brother. Mr. Sheerr had no business experience with Micro Memory Bank while employed by the Company.

Sales to Keystone amounted to approximately $857,000 and $1,102,000 for the years ended December 31, 2005 and 2004, respectively. No accounts receivable from this customer was outstanding at December 31, 2005. Accounts receivable from Keystone amounted to $119,046 at December 31, 2004.

Sales to Micro Memory Bank amounted to approximately $0 and $5,400 for the years ended December 31, 2005 and 2004, respectively. There was no amount due from Micro Memory Bank at December 31, 2005 or December 31, 2004.

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

Other Related Party Transaction

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors. The lease is considered an operating lease. Rent expense for this lease amounted to $55,522 for the year ended December 31, 2005. Accounts payable to this vendor amounted to $41,218 at December 31, 2005.

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

ITEM 13.     EXHIBITS AND FINANCIAL STATEMENTS

Exhibits
See List of Exhibits filed as part of this Report on Form 10-KSB.

The financial statements listed below appear immediately after page 42.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Balance Sheet	F-2
Statement Of Operations	F-3
Statement Of Stockholders’ Equity	F-4
Statement Of Cash Flows	F-5
Notes To Financial Statements	F-6 - F-31

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2005 and 2004, we paid the following fees, including out of pocket expense reimbursements, to RubinBrown LLP:

	2005	2004
Audit Fees Audit-Related Fees (1) Tax Fees (2) Total	$ 124,056 11,700 22,870 $ 158,626	$ 108,358 24,450 9,250 $ 142,058

(1) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, and work performed in connection with registration statements filed with the SEC.

(2) Tax Fees include tax planning and compliance for federal and state income taxes.

QSGI INC.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. QSGI INC’s Audit Committee has received the written disclosure and the letter from RubinBrown LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with RubinBrown LLP their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: March 30, 2006	By: /s/ Marc Sherman
Marc Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Sherman (Marc Sherman)	Chairman of the Board, Chief Executive Officer and President	March 30, 2006

/s/ Seth A. Grossman Seth A. Grossman	President, Chief Operating Officer and Director	March 30, 2006

/s/ Edward L. Cummings Edward L. Cummings	Vice President, Treasurer and Chief Financial Officer	March 30, 2006

/s/ R. Keith Elliott R. Keith Elliott	Director	March 30, 2006

/s/ Robert W. VanHellemont Robert W. VanHellemont	Director	March 30, 2006

/s/ Geoffrey A. Smith Geoffrey A. Smith	Director	March 30, 2006

/s/ John F. Cunningham John F. Cunningham	Director	March 30, 2006

2

LIST OF EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

2.2	Agreement and plan of Merger by and among WindsorTech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
2.3 ***	Addendum to Agreement and Plan of Merger.

2.4 ***	Second Addendum to Agreement and Plan of Merger.

3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
3.2
Amended and Restated ByLaws of WindsorTech, Inc. (Incorporated herein reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

3.3	Action by Consent in Writing of a Majority of Stockholders dated May 19, 2004 concerning Amended and Restated By Laws.
3.4	Action by Consent in Writing of a Majority of Stockholders dated September 17, 2004 increasing the number of shares of the Corporation.
4.1
Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated herein reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).

4.2	Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3	Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4	Form of Common Stock Purchase Warrant at $1.50 per share dated May 28, 2004.
4.5	Form of Common Stock Purchase Warrant at $3.60 per share dated May 28, 2004.
4.6	Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.
10.1*	Employment and Non-Compete Agreement - Edward L. Cummings **
10.2*	Employment and Non-Compete Agreement - David A. Loppert **
10.3*	Employment and Non-Compete Agreement - Carl C. Saracino **
10.4*	Employment and Non-Compete Agreement - Michael P. Sheerr **
10.5*	Employment and Non-Compete Agreement - Marc Sherman **
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

10.12	Employment and Non-Compete Agreement - Joel L. Owens
10.13**	Third Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of March 29, 2004.
12.1***	Statement re computation of ratios.
16.1
Letter from Milton Reece, CPA (“Reece”) concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece’s resignation as the Registrant’s principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

23.1***	Consent of RubinBrown LLP
31.1***	Chairman and Chief Executive Officer Certification
31.2***	President and Chief Executive Officer Certification
31.3***	Chief Financial Officer and Treasurer Certification
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-B.

2

Report Of Independent Registered
Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheets of QSGI INC. (formerly, WindsorTech, Inc.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin Brown LLP

St. Louis, Missouri
February 17, 2006

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	December 31,
	2005	2004
Current Assets
Cash and cash equivalents	$153,794	$844,939
Accounts receivable, net of reserve of $80,000
and $50,000 in 2005 and 2004, respectively	7,014,129	3,612,530
Accounts receivable - related party	—	119,046
Inventories	4,136,304	2,721,505
Prepaid expenses and other assets	227,352	165,741
Deferred income taxes	155,668	67,511
Total Current Assets	11,687,247	7,531,272

Property And Equipment, Net	605,887	552,560

Goodwill	3,212,314	3,125,794

Intangibles, Net	2,872,240	3,188,896

Other Assets	116,225	89,843

	$18,493,913	$14,488,365

Liabilities And Stockholders' Equity
Current Liabilities
Current maturities of notes payable	$—	$603,376
Revolving lines of credit	3,631,500	1,155,500
Accounts payable	2,254,136	1,590,928
Accrued expenses	279,090	265,391
Accrued payroll	264,134	86,724
Deferred revenue	404,540	346,031
Other current liabilities	29,366	123,481
Total Current Liabilities	6,862,766	4,171,431

Deferred Income Taxes	280,318	1,115,870
Notes Payable	—	255,000

Total Liabilities	7,143,084	5,542,301

Redeemable Convertible Preferred Stock	1,967,220	—

Commitments And Contingencies (Note 13)

Stockholders' Equity
Preferred shares: authorized 5,000,000 in 2005 and 2004,
$0.01 par value, none issued	—	—
Common shares: authorized 55,000,000 in 2005 and 2004,
$0.01 par value; 28,670,631 shares issued and outstanding
in 2005 and 25,550,007 issued and outstanding in 2004	286,706	255,500
Additional paid-in capital	11,093,881	9,421,356
Retained earnings (deficit)	(1,996,978)	(730,792)
Total Stockholders' Equity	9,383,609	8,946,064

	$18,493,913	$14,488,365

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For The Years
	Ended December 31,
	2005	2004

Revenue	$36,386,138	$22,079,796

Cost Of Sales	28,886,169	16,651,383

Gross Profit	7,499,969	5,428,413

Selling, General And Administrative Expenses	8,731,946	4,835,565

Depreciation And Amortization	634,014	391,672

Interest Expense, Net	160,441	83,307

Income (Loss) Before Provision (Benefit) For
Income Taxes	(2,026,432)	117,869

Provision (Benefit) For Income Taxes	(760,246)	83,393

Net Income (Loss)	(1,266,186)	34,476

Preferred Stock Dividend	3,945	—

Net Income (Loss) Available To Common Stockholders	$(1,270,131)	$34,476

Net Income (Loss) Per Common Share - Basic	$(0.05)	$—

Net Income (Loss) Per Common Share - Diluted	$(0.05)	$—

Weighted Average Number Of Common Shares
Outstanding - Basic	28,132,778	24,659,853

Weighted Average Number Of Common Shares
Outstanding - Diluted	28,132,778	27,944,181

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For The Years Ended December 31, 2005 And 2004

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - January 1, 2004	16,468,754	$164,688	$774,599	$(765,268)	$174,019

Common Stock Issued	7,957,831	79,578	4,946,811	—	5,026,389

Common Stock Warrants Issued	—	—	1,521,261	—	1,521,261

Exercise Of Stock Options	500,000	5,000	894,050	—	899,050

Tax Effect Of Exercise Of
Stock Options	—	—	42,003	—	42,003

Exercise Of Stock Warrants	500,000	5,000	745,000	—	750,000

Stock Option Compensation	—	—	289,666	—	289,666

Shares Issued For Services	123,422	1,234	207,966	—	209,200

Net Income	—	—	—	34,476	34,476

Balance (Deficit) - December 31, 2004	25,550,007	255,500	9,421,356	(730,792)	8,946,064

Common Stock Warrants
Repurchased	—	—	(1,256,210)	—	(1,256,210)

Exercise Of Stock Options	1,801,666	18,017	1,241,791	—	1,259,808

Tax Effect Of Exercise Of
Stock Options	—	—	163,244	—	163,244

Exercise Of Stock Warrants	1,233,333	12,333	1,337,667	—	1,350,000

Stock Option Compensation	—	—	61,334	—	61,334

Preferred Stock Dividend	—	—	(3,945)	—	(3,945)

Shares Issued For Services	85,625	856	128,644	—	129,500

Net Loss	—	—	—	(1,266,186)	(1,266,186)

Balance (Deficit) - December 31, 2005	28,670,631	$286,706	$11,093,881	$(1,996,978)	$9,383,609

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,266,186)	$34,476
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	634,014	391,672
Stock option compensation expense	61,334	289,666
Deferred income taxes	(760,465)	37,735
Common stock issued for services	129,500	209,200
Change in assets and liabilities:
Accounts receivable	(3,282,553)	(2,177,369)
Inventories	(1,414,799)	(1,538,500)
Prepaid expenses and other current assets	(92,280)	(104,125)
Other assets	(13,921)	(2,512)
Accounts payable and accrued expenses	818,711	714,261
Net Cash Used In Operating Activities	(5,186,645)	(2,145,496)

Cash Flows From Investing Activities
Payments for patent and trademark	—	(3,010)
Acquisition of business, net of cash acquired	(86,520)	(3,005,375)
Purchases of property and equipment	(352,477)	(206,111)
Net Cash Used In Investing Activities	(438,997)	(3,214,496)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants	—	3,300,000
Proceeds from the issuance of redeemable preferred stock	1,967,220	—
Stock warrants exercised	1,350,000	750,000
Stock options exercised	1,259,808	899,050
Stock warrants repurchased	(1,256,210)	—
Preferred stock dividends	(3,945)	—
Net amounts borrowed under revolving lines of credit	2,476,000	638,308
Amounts borrowed - notes payable	—	500,000
Principal payments - notes payable	(858,376)	(152,582)
Net Cash Provided By Financing Activities	4,934,497	5,934,776

Net Increase (Decrease) In Cash And Cash Equivalents	(691,145)	574,784

Cash And Cash Equivalents - Beginning Of Year	844,939	270,155

Cash And Cash Equivalents - End Of Year	$153,794	$844,939

Supplemental Disclosure Of Cash Flow Information
Income taxes paid (refunds received)	$(27,516)	$550
Interest paid	135,456	58,561
Supplemental Cash Flow Information (Note 15)

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 And 2004

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

On October 17, 2005, the shareholders of the Company voted in favor of changing the Company name from Windsortech, Inc. to QSGI INC. The Company had employed QSGI as a trade name.

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in California, Colorado, Connecticut, Illinois, New York, Texas, Florida, Michigan and Wyoming.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At December 31, 2005 and 2004, a warranty reserve was not considered necessary.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Inventories

Inventories consist primarily of computer hardware, parts and related products, and are valued at the lower of average cost or market. Substantially all inventory items are finished goods. The allocated cost of parts disassembled from purchased computer hardware is based on the relative fair value of the dissembled components. The allocation of cost does not exceed the original cost of the computer hardware. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item-by-item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in-transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company’s facility.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs are expensed on the first date the advertisement takes place. Advertising expense amounted to $259,966 in 2005 and $184,163 in 2004.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents the computation of basic and diluted net income (loss) per share:

	2005	2004

Net income (loss) available to common stockholders	$(1,270,131)	$34,476

Determination of basic and diluted shares:
Basic weighted average shares outstanding	28,132,778	24,659,853
Effect of dilutive securities:
Stock options	—	1,978,028
Stock warrants	—	1,306,300

Diluted weighted average shares outstanding	28,132,778	27,944,181

Net Income (Loss) Per Common Share - Basic	$(0.05)	$0.00

Net Income (Loss) Per Common Share - Diluted	$(0.05)	$0.00

In 2005, the Company excluded 1,638,961 weighted average common share equivalents related to stock options, 653,101 weighted average common share equivalents related to stock warrants and 62,831 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, the Company’s expenses for the years ended December 31, 2005 and 2004 would have increased. The pro forma amounts are indicated below:

	2005	2004
Net income (loss) available to common
stockholders, as reported	$(1,270,131)	$34,476
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects	37,414	176,696
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(7,113,013)	(6,567,287)

Proforma net loss available to
common stockholders	$(8,345,730)	$(6,356,115)

Earnings (loss) per share:
Basic - as reported	$(0.05)	$0.00
Diluted - as reported	$(0.05)	$0.00
Basic - Proforma	$(0.30)	$(0.26)
Diluted - Proforma	$(0.30)	$(0.26)

The weighted average per share fair value of the options granted was $2.02 and $1.25 for the years ended December 31, 2005 and 2004, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rates	4.14%	3.69%
Expected option lives	5 years	5 years
Expected volatilities	96%	101%
Expected dividend yields	—%	—%

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Impact Of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective for the Company beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123R using the modified prospective method. At December 31, 2005, the unvested option expense is approximately $39,000 and is expected to be expensed over the next five years. The Company is currently assessing the impact of the adoption of SFAS No. 123R on its compensation strategies.

2.	Inventories

Inventories consist of:
	2005	2004

Finished goods	$3,144,515	$2,546,733
Inventory in transit	1,041,789	189,772
Allowance for excess and obsolescence	(50,000)	(15,000)

	$4,136,304	$2,721,505

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	Property And Equipment

Property and equipment consist of:
	2005	2004

Furniture and fixtures	$140,143	$89,786
Equipment	448,790	417,537
Leasehold improvements	69,523	31,859
Computer equipment and software	514,814	286,061
	1,173,270	825,243
Less: Accumulated depreciation	570,415	272,683
	602,855	552,560
Construction in progress	3,032	—

	$605,887	$552,560

Depreciation and amortization charged against income for all property and equipment amounted to $298,327 and $179,357 for the years ended December 31, 2005 and 2004, respectively.

4.	Business Acquisitions

In May 2004, the Company completed the purchase of all of the outstanding shares of QualTech International Corporation and its affiliate, QualTech Services Group, Inc., (collectively “QualTech”). QualTech International Corporation is a worldwide re-seller of refurbished IBM mainframes and associated IBM peripherals. QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States. The Company’s primary reasons for the acquisition of QualTech were to expand the Company’s product offerings to include mainframe hardware and mainframe hardware services, to acquire an existing Fortune 1000 customer base to allow the Company to market its current product offerings to these customers and to acquire a leader in its industry with talented personnel to enhance the Company’s expertise. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies are included from the effective acquisition date of May 1, 2004.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The cost of the acquired entities of $6,686,520 included payments to QualTech’s shareholders of $6,586,520 of which $3,336,520 was in cash and $3,250,000 was in the Company’s common stock. The value of the Company’s stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.

In addition to the initial purchase price described in the previous paragraph, additional contingent consideration is payable, based on QualTech meeting certain objectives. QualTech shareholders shall be entitled to receive 5.5 times the average income after taxes, for the two year period following the effective date of the merger, that exceeds $1,100,000. A minimum of 50% of this amount is to be paid in Company stock. The remainder is to be paid in Company stock or cash at the discretion of the Company. Any amounts paid under this agreement will be considered additional purchase price.  Any portion that is to be paid in cash is due within 30 days following the end of the two-year period. Any portion that is to be paid in stock is due on February 15, 2007. The number of shares will be determined by the using the average trading price 15 days prior to February 14, 2007.

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

The fair value of the net assets of QualTech as of the date of acquisition is as follows:

Cash	$345,281
Accounts receivable	1,293,708
Inventory	824,625
Fixed assets	262,617
Other assets	35,393
Intangible assets	3,400,000
Goodwill	3,212,314
Accounts payable	(603,480)
Accrued expenses	(129,927)
Short-term debt	(510,000)
Deferred tax liability	(1,179,647)
Other liabilities	(264,364)

$6,686,520

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Unaudited Proforma Results

The following unaudited proforma condensed consolidated financial information for the year ended December 31, 2004, is presented to show the results of the Company to give effect to the acquisition of QualTech International Corporation and its affiliate, QualTech Services Group, Inc., as if it had occurred on January 1, 2004. The proforma results include certain adjustments, including increased amortization related to intangible assets and are not necessarily indicative of what the results would have been had the transaction actually occurred on that date.

2004

Net revenue	$30,890,968
Net income	190,819
Earnings per share - basic	$0.01
Earnings per share - diluted	$0.01
Weighted average shares - basic	24,602,246
Weighted average shares - diluted	32,464,038

5.	Goodwill And Other Intangible Assets

In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company’s reporting units are the same as its reportable business segments. Goodwill was assigned to the Data Center Hardware and Data Center Maintenance reporting units at their acquisition. The Company performed impairment tests in the fourth quarter of 2005 and 2004, and has determined that the carrying value of such assets were not impaired as of those dates. Goodwill increased during 2005 due to an additional purchase price payment of $86,520. This came as a result of the true-up of the balance sheets of the acquired companies at December 31, 2004. At December 31, 2005 and 2004, the balance of goodwill and intangible assets are as follows:

	2005	2004

Goodwill	$3,212,314	$3,125,794
Intangible assets with indefinite lives	910,000	910,000
Intangible assets with definite lives	1,962,240	2,278,896

	$6,084,554	$6,314,690

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Intangible assets with indefinite lives relate principally to trade names. Intangibles with definite lives relate principally to the following:

		2005	Accumulated		Amortization Life
	Cost	Amortization	Amortization	Net	Life (Years)

Customer Lists	$1,640,000	$182,208	$303,680	$1,336,320	9.0
Database	400,000	44,448	74,080	325,920	9.0
Employee Non-competes	450,000	90,000	150,000	300,000	5.0

Total	$2,490,000	$316,656	$527,760	$1,962,240

		2004	Accumulated		Amortization Life
	Cost	Amortization	Amortization	Net	Life (Years)

Customer Lists	$1,640,000	$121,472	$121,472	$1,518,528	9.0
Database	400,000	29,632	29,632	370,368	9.0
Employee Non-competes	450,000	60,000	60,000	390,000	5.0

Total	$2,490,000	$211,104	$211,104	$2,278,896

Amortization of intangible assets is computed on a straight-line basis and based on December 31, 2005 balances, expected amortization expense in each of the next five years is as follows.

Year	Amount

2006	$316,656
2007	316,656
2008	316,656
2009	256,656
2010	226,656

$1,433,280

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.	Other Assets

Other assets consist of:
	2005	2004

Deposits	$76,972	$63,341
Trademark	7,885	3,010
Patent, net of amortization of $1,413 in
2005 and $202 in 2004	22,097	22,803
Other	9,271	689

	$116,225	$89,843

The patent is being amortized over a 20-year life. Patent amortization expense in 2005 amounted to $706 and in 2004 amounted to $1,211. Expected amortization expense in each of the next five years is approximately $1,211 per year.

7.	Financing Arrangements

Notes payable consist of the following:
	2005	2004

Notes payable - stockholder, secured by substantially all of the Company’s assets, with interest only payments at prime plus 2% (7.25% at December 31, 2004) payable monthly in arrears, with $500,000 in principal and accrued interest paid on April 22, 2005	$—	$500,000

Notes payable - principal stockholders, secured by substantially all of the Company’s assets, with interest only payments at 12% payable monthly in arrears, with all amounts paid during 2005	—	355,000

Capital lease obligations	—	3,376
	—	858,376
Less current maturities	—	603,376

	$—	$255,000

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On April 24, 2002, the Company entered into a secured loan agreement with its principal stockholders. This agreement, as amended, provides for each principal stockholder to loan the Company $110,000 (for an aggregate of $550,000). As of December 31, 2005, all amounts due under these loans have been repaid and the loans cancelled.

In 2004, the Company entered into a secured loan agreement with Barron Partners, LP, one of its principal stockholders. This agreement provided for a short-term loan to the Company in the amount of $500,000, due and payable on April 1, 2005. As of December 31, 2005, all amounts due under this loan agreement have been repaid and the loan cancelled.

Revolving Lines Of Credit

On May 3, 2005, the Company entered into a revolving line-of-credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at December 31, 2005 was $458,500. Interest on this loan is payable monthly at the prime rate plus 1% (8.25% at December 31, 2005), with all principal and interest due April 1, 2007. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were repaid and cancelled.

The revolving line-of-credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. The Company exceeded its maximum allowable capital expenditures of $300,000 in the third quarter of 2005. The Company received a waiver from the lender and amended the covenant to allow for a maximum of $450,000 in capital expenditures in 2005.

The Company was in compliance with all of its covenants at December 31, 2005.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	Redeemable Convertible Preferred Stock

In December 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4,200,000. The Company received the proceeds in two payments. The first payment, net of offering costs, of $1,967,220 was received at the time of signing and approximately $2,200,000 was received at the beginning of January 2006.

The preferred securities issued in the private placement consist of 143,333 shares of 6% Series A Preferred Stock with a face value of $30 per share. The 6% dividend is payable quarterly in cash or additional preferred securities at the Company’s option. Each Series A Preferred Share is convertible into approximately 13.33 shares of the Company’s common stock. The Company can require the holders to convert the shares if the Company’s common stock price maintains $2.75 for twenty consecutive business days. The Company can redeem the preferred securities at any time after December 10, 2007. Additionally, the holder may demand redemption in cash, for the original $30 per share, at any time after December 10, 2010. Because these preferred securities are conditionally redeemable, they are classified as temporary equity in the balance sheet.

9.	Stockholders’ Equity

Stock Option Grants

In October 2001, the Company granted 1,350,000 options to its shareholders and employees to acquire shares of its common stock at $0.026 per common share pursuant to individual option grants. The terms of the grants provided for immediate vesting, and the options may be exercised at any time for a period of ten years commencing October 1, 2001.

In January 2002, the Company’s stockholders approved the 2002 Flexible Stock Plan (the “2002 Plan”). Under the 2002 Plan, the number of shares which may be issued or sold, or for which options, stock appreciation rights (SAR’s) or performance shares may be granted to certain directors, officers and employees of the Company is 5,000,000, plus an annual increase, effective the first day of each calendar year, commencing on January 1, 2003, equal to 10% of the number of shares outstanding as of the first day of such calendar year but in no event more than 30,000,000 shares in the aggregate.

   QSGI INC. AND SUBSIDIARIES

   Notes to Consolidated Financial Statements (Continued)

On December 28, 2005, the Company’s Board of Directors approved a resolution that provided for the immediate accelerated vesting on December 28, 2005 of the majority of the Company’s outstanding and unvested stock options previously awarded to employees and directors.

The purpose of accelerating the vesting of the employees’ and directors’ options was to enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods. As a result of the acceleration, the Company expects to avoid recognition, on an after tax basis, of up to approximately $426,000 of compensation expense in its statement of operations over the course of the original vesting period, substantially all of which is expected to be avoided in 2006 and 2007. Such expense is included in the Company’s proforma stock-based compensation footnote disclosure for the year ended December 31, 2005.

A summary of stock option activity is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding - beginning of period	7,625,000	$1.180	5,525,000	$0.999
Granted	6,042,500	2.713	2,600,000	1.684
Exercised	(701,666)	0.070	(500,000)	1.803
Forfeited	(399,000)	3.103	—	—

Outstanding on December 31	12,566,834	$1.918	7,625,000	$1.180

Exercisable on December 31	12,503,500	$1.919	7,175,000	$1.148

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about the options outstanding at December 31, 2005:

	Outstanding			Exercisable
	Stock Options			Stock Options
		Weighted-
		Average	Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	2,090,000	6.1	$0.026	2,090,000	$0.026
1.44 to 1.90	2,713,334	8.5	1.677	2,650,000	1.677
2.00 to 2.13	2,315,000	8.7	2.008	2,315,000	2.008
2.50 to 2.75	5,025,000	8.9	2.664	5,025,000	2.664
3.45 to 3.46	423,500	5.0	3.450	423,500	3.450

	12,566,834			12,503,500

As the result of a court decision in 2004, 1,100,000 fully vested options were required to be granted to an employee at an exercise price of $1.10 per share. The price was $0.25 below the market price of the stock at the date of grant and, accordingly, an expense was recorded in 2004 in the amount of $275,000.

Additionally, 400,000 options were issued to employees in 2004 at an exercise price of $1.66 per share. This was $0.19 below the market price of the stock at the date of grant and was being expensed on a straight-line basis over the three year vesting life of the options. Expense in the amount of $61,334 and $14,666 was recorded in 2005 and 2004, respectively. The expense recognized in 2005 included the effects of the acceleration of vesting of these options.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In December 2005, the Company completed the repurchase and retirement of 4,283,334 outstanding warrants, including 1,866,667 warrants exercisable at $1.50 per share and 2,416,667 warrants exercisable at $3.60 per share. The total purchase price for the warrants, including transaction costs, was $1,256,210 in cash. These warrants, previously held by an institutional investor, were issued as part of the private placement that was completed in May 2004.

A schedule of common stock warrant activity is as follows:

		Weighted-
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2003	600,000	$0.667
Warrants granted	6,350,000	2.520
Warrants exercised	(500,000)	1.500

Outstanding at December 31, 2004	6,450,000	2.426
Warrants repurchased and cancelled	(4,283,334)	2.520
Warrants exercised	(1,233,333)	0.280

Outstanding at December 31, 2005	933,333	$3.000

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about the warrants outstanding at December 31, 2005:

	Outstanding Stock Warrants			Exercisable Warrants
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Shares	Price

$2.00	350,000	1.83	$1.56	350,000	$1.56
3.60	583,333	3.38	3.60	583,333	3.60

	933,333			933,333

10.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2005	2004

Current	$219	$45,658
Deferred	(760,465)	37,735

	$(760,246)	$83,393

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2005	2004

Deferred Tax Assets
Liabilities and reserves	$79,779	$68,254
Net operating loss carryforwards	854,377	228,273
Stock options	29,640	5,720
Inventory capitalization	106,205	29,250
	1,070,001	331,497

Deferred Tax Liabilities
Property and equipment	35,445	93,576
Prepaid expenses	30,317	33,698
Patent and trademark	8,715	8,913
Intangibles	1,120,174	1,243,669
	1,194,651	1,379,856

Net Deferred Tax Liability	$(124,650)	$(1,048,359)

The current and long-term components of the net deferred tax liability are as follows:
	2005	2004

Current deferred tax asset	$155,668	$67,511
Long-term deferred tax liability	(280,318)	(1,115,870)

	$(124,650)	$(1,048,359)

At December 31, 2005, the Company had aggregate net operating loss carryforwards of approximately $2,136,000 for income tax purposes that expire beginning in 2022.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2005	2004

Statutory federal rate	34%	34%
State income taxes, net of federal benefits	2	29
Meals and entertainment	2	8

	38%	71%

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

11.	Concentrations

Major Customers

For the years ended December 31, 2005 and 2004, sales to the Company’s top ten customers (including sales to a related party - see Note 14) comprised 37% and 39% of revenue, respectively. These customers also comprised 51% and 60% of the combined accounts receivable and accounts receivable - related party at December 31, 2005 and 2004, respectively.

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 17% and 20% of product purchases were from two vendors for the years ended December 31, 2005 and 2004, respectively.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees. The Company contributes 3% of eligible employees’ salaries to the plan. The Company contributed $59,399 and $47,397 to the plan during the years ended December 31, 2005, and 2004, respectively.

13.	Commitments And Contingencies

Lease

The Company has two operating leases on New Jersey real property expiring in the year 2006. In addition to fixed rentals, the real property lease on one property requires the Company to pay all maintenance, real estate taxes and insurance.

The Company has an operating lease on New Hampshire real property expiring in the year 2007.

The Company has an operating lease on Minnesota real property expiring in the year 2009. In addition to fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes, and insurance.

The Company has an operating lease on New York real property expiring in the year 2006.

The Company has an operating lease on Florida real property expiring in the year 2007.

The Company has an operating lease on equipment expiring in the year 2007.

Rent expense and other charges totaled $621,356 and $305,792 for the years ended December 31, 2005 and 2004, respectively.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The approximate minimum payments required under these operating leases at December 31, 2005 are:

Year	Amount

2006	$662,000
2007	391,000
2008	178,000
2009	148,000

$1,379,000

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

14.	Related Party Transactions

In 2005 and 2004, the Company had sales to two customers related to two stockholders and officers of the Company. Sales to such customers for the years ended December 31, 2005 and 2004 amounted to approximately $857,000 and $1,123,000, respectively. Accounts receivable from these customers amounted to $119,046 at December 31, 2004. No accounts receivable from these customers was outstanding at December 31, 2005.

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors. Rent expense for this lease amounted to $55,522 for the year ended December 31, 2005. Accounts payable to this vendor amounted to $41,218 at December 31, 2005.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.	Supplemental Cash Flow Information

During 2005, the Company issued 85,625 shares of its common stock to settle an accounts payable balance with a vendor for $129,500. During 2004, the Company issued 123,422 shares of its common stock to settle an accounts payable balance with a vendor for $209,200. During 2004, the Company issued 1,957,831 shares of its common stock valued at $3,250,000 as partial payment for the acquisition of QualTech.

16.	Segment Information

As a result of the acquisition of QualTech, the Company began operating in three business segments: Data Security and Compliance, Data Center Hardware, and Data Center Maintenance. The overall concept that QSGI INC. employs in determining its operating segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products and services offered and the target market.

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

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Data Center Maintenance

This segment provides hardware maintenance services on enterprise-class hardware and associated peripheral products to companies in the United States.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, with the following exceptions. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. The Data Security and Compliance segment charges management fees to the Data Center Hardware and Data Center Maintenance segments for certain corporate services. Management fees charged to the Data Center Hardware segment amounted to $480,000 and $280,000 in 2005 and 2004, respectively. Management fees charged to the Data Center Maintenance segment amounted to $480,000 and $280,000 in 2005 and 2004, respectively. These intersegment transactions have been eliminated in consolidation.

	2005	2004
Revenues
Products	$33,085,383	$20,605,647
Services	3,300,755	1,474,149

Total Revenues	$36,386,138	$22,079,796

Revenues
Data Security And Compliance	$14,922,002	$10,388,674
Data Center Hardware	19,790,233	11,155,459
Data Center Maintenance	3,096,222	1,219,646
Intersegment Elimination	(1,422,319)	(683,983)

Consolidated Total	$36,386,138	$22,079,796

Income (Loss) Before Provision
(Benefit) For Income Taxes
Data Security And Compliance	$(4,079,144)	$(983,059)
Data Center Hardware	1,322,824	1,067,296
Data Center Maintenance	729,888	33,632

Consolidated Total	$(2,026,432)	$117,869

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
	2005	2004
Depreciation And Amortization
Data Security And Compliance	$186,763	$113,519
Data Center Hardware	385,820	240,351
Data Center Maintenance	61,431	37,802

Consolidated Total	$634,014	$391,672

Segment Assets
Data Security And Compliance	$6,925,009	$4,428,937
Data Center Hardware	10,319,668	9,090,494
Data Center Maintenance	1,249,236	968,934

Consolidated Total	$18,493,913	$14,488,365

Goodwill
Data Security And Compliance	$—	$—
Data Center Hardware	2,957,193	2,877,544
Data Center Maintenance	255,121	248,250

Consolidated Total	$3,212,314	$3,125,794

Expenditures For Property And
Equipment
Data Security And Compliance	$285,694	$93,129
Data Center Hardware	62,842	9,938
Data Center Maintenance	3,941	103,044

Consolidated Total	$352,477	$206,111

Company Data By Geographic Segment

The Company operates solely in the United States and has no assets in foreign countries. All of the Company’s purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in 2005 or 2004.

For the years ended December 31, 2005 and 2004, export sales comprised 7% and 18% of revenue, respectively.

QSGI INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Revenue by Geographic Segment comprised:

	2005	2004

United States	$33,893,593	$18,094,977
Asia	422,870	983,921
Europe	589,690	382,866
Africa	42,275	604,686
United Kingdom	188,067	1,333,544
Canada	203,055	506,262
Australia	—	63,150
South America	1,046,588	110,390

Consolidated Total	$36,386,138	$22,079,796