Form 10KSB/A
period 2005-12-31
QSGI INC.
filed 2006-04-06
CIK 27960

As filed with the Securities and Exchange Commission on April 6, 2006

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

As filed with the Securities and Exchange Commission on April 6, 2006

The number of shares outstanding of each class of our common equity as of March 1, 2006 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	28,818,631

A description of “Documents Incorporated by Reference” is contained in Item 13 Exhibits and Financials Statements.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006. This amendment updates the table of persons who own more than 5% of the company’s issued and outstanding common stock included in Part III, Item 11 - Security Ownership of Management and Certain Shareholders to include Circle T Partners, L.P.

Except for the matter described above, this amendment does not modify or update disclosures in, or exhibits to, the original Form 10-K. Furthermore, except for the matter described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K.

Item 11. Security Ownership of Management and Certain Shareholders

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	6,016,300	14.6%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	3,425,000	8.3%
Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,716,200	9. 0%
Common	Joel L. Owens c/o 70 Lake Drive Hightstown, NJ 08520	70,000	*
Common	Vivek J. Agarwal c/o 70 Lake Drive Hightstown, NJ 08520	300,000	*
Common	David A. Harris c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.0%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	525,000	1.3%
Common	John F. Cunningham c/o 70 Lake Drive Hightstown, NJ 08520	255,000	*
Common	Geoffrey A. Smith c/o 70 Lake Drive Hightstown, NJ	100,000	*
Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	298,500	*
Common	All Directors and Executive Officers as a Group (10 Persons)	15,131,000	36.7%

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

Set forth in the table below is information, as of March 3, 2006, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Barron Partners 730 Fifth Avenue New York, NY 10019	3,743,333	13.0%
Circle T Partners, LP 623 Fifth Avenue Suite 2501 New York, NY 10022	2,158,400	7.5%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	1,714,650	6.0%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 - “Market for Common Equity and Related Stockholder Matters” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: April 6, 2006	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer