Form 10QSB
period 2006-03-31
QSGI INC.
filed 2006-05-12
CIK 27960

As filed with the Securities and Exchange Commission on May 12, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 001-32620

QSGI INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [X]

The number of shares outstanding of each class of our common equity as of May 5, 2006, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	29,109,171

Transitional Small Business Disclosure Format:

Yes  [  ]   No  [X]

QSGI INC.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$125,262	$153,794
Accounts receivable, net of allowance of $552,534 in 2006 and $80,000 in 2005	5,069,665	7,014,129
Accounts receivable - related party	17,580	-
Inventories	3,730,454	4,136,304
Prepaid expenses, income taxes and other assets	373,192	227,352
Deferred income taxes	147,868	155,668
Total Current Assets	9,464,021	11,687,247
Property and Equipment, Net	560,640	605,887
Goodwill	3,212,314	3,212,314
Intangibles, Net	2,793,076	2,872,240
Other Assets	170,540	116,225

	$16,200,591	$18,493,913

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$900,500	$3,631,500
Accounts payable	1,187,844	2,254,136
Accrued expenses	200,817	279,090
Deferred revenue	441,163	404,540
Accrued payroll and other liabilities	145,854	293,500
Total Current Liabilities	2,876,178	6,862,766

Deferred Income Taxes	52,142	280,318
Total Liabilities	2,928,320	7,143,084

Redeemable Convertible Preferred Stock	4,207,531	1,967,220

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2006
and 2005, $0.01 par value, none issued	-	-
Common shares: authorized 55,000,000 shares in 2006 and 2005,
$0.01 par value; 29,109,171 shares issued and outstanding in 2006
and 28,670,631 shares issued and outstanding in 2005	291,091	286,706
Additional paid-in capital	11,201,380	11,093,881
Retained earnings (deficit)	(2,427,731)	(1,996,978)
Total Stockholders’ Equity	9,064,740	9,383,609

	$16,200,591	$18,493,913

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Product Revenue	$8,122,226	$6,556,923
Service Revenue	1,161,898	759,767
Total Revenue	9,284,124	7,316,690

Cost Of Products Sold	6,735,272	5,601,666
Cost Of Services Sold	382,646	306,999
Total Cost Of Sales	7,117,918	5,908,665

Gross Profit	2,166,206	1,408,025

Selling, General And Administrative Expenses	2,584,661	2,167,718

Depreciation And Amortization	170,073	144,870

Interest Expense, net	52,317	23,556

Loss Before Benefit For Income Taxes	(640,845)	(928,119)

Benefit For Income Taxes	(210,092)	(321,840)

Net Loss	(430,753)	(606,279)

Preferred Stock Dividends	(61,874)	-

Accretion To Redemption Value of Preferred Stock	(4,009)	-

Net Loss Available to Common Stockholders	$(496,636)	$(606,279)

Net Loss Per Common Share - Basic	$(0.02)	$(0.02)
Net Loss Per Common Share - Diluted	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding -Basic	28,789,983	26,907,729
Weighted Average Number Of Common Shares Outstanding -Diluted	28,789,983	26,907,729

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2006
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2005	28,670,631	$286,706	$11,093,881	$(1,996,978)	$9,383,609

Options Exercised	350,000	3,500	5,600	-	9,100

Stock Option Compensation	-	-	6,980	-	6,980

Shares Issued For Services	88,540	885	160,802	-	161,687

Preferred Stock Dividends	-	-	(61,874)	-	(61,874)

Accretion To Redemption Value Of Preferred Stock	-	-	(4,009)	-	(4,009)

Net Loss	-	-	-	(430,753)	(430,753)

Balance (Deficit) - March 31, 2006	29,109,171	$291,091	$11,201,380	$(2,427,731)	$9,064,740

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities
Net Loss	$(430,753)	$(606,279)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	170,073	144,870
Stock option compensation expense	6,980	6,333
Deferred income taxes	(220,376)	-
Common shares issued for services	161,687	-
Allowance for doubtful accounts	472,534	-
Changes in assets and liabilities:
Accounts receivable	1,454,350	76,946
Inventories	405,850	(94,748)
Prepaid expenses and other current assets	(207,020)	(371,205)
Accounts payable and accrued expenses	(1,255,588)	492,595
Net Cash Provided by (Used In) Operating Activities	557,737	(351,488)

Cash Used In Investing Activities
Purchases of property and equipment	(38,797)	(100,628)
Net Cash Used In Investing Activities	(38,797)	(100,628)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable convertible preferred stock	2,236,302	-
Proceeds from the exercise of options and warrants	9,100	1,547,810
Net amounts paid on notes payable	-	(356,245)
Net amounts paid under revolving lines of credit	(2,731,000)	(1,155,500)
Preferred stock dividends	(61,874)	-
Net Cash Provided By (Used In) Financing Activities	(547,472)	36,065

Net Decrease In Cash And Cash Equivalents	(28,532)	(416,051)

Cash And Cash Equivalents - Beginning Of Period	153,794	844,939
Cash And Cash Equivalents - End of Period	$125,262	$428,888

See the accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months ended March 31, 2006 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005.

2.	Summary of Significant Accounting Policies

Business Organization

We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). We use the trade name “QGSI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities. In October 2005, we changed our name to QSGI INC. from WindsorTech, Inc.

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

We provide data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include:
- Data erasure to Department Of Defense standards for hard drives
- Asset Auditing/Life Cycle Management, which allows customers to minimize their overall IT expenditure and maximize their return on investment
- IT asset remarketing for IT assets with market value
- Environmental compliance (proper recycling or safe disposal) for IT assets.

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

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in Arkansas, Colorado, District of Columbia, Florida, Illinois, Indiana, Iowa, Kansas, Michigan, Missouri, New Hampshire, New York, Pennsylvania, Tennessee, Texas, Wisconsin and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Basic	28,789,983	26,907,729
Stock options	-	-
Stock warrants	-	-
Redeemable preferred stock	-	-
Diluted	28,789,983	26,907,729

For the three months ended March 31, 2006 and 2005, the Company excluded weighted average common share equivalents related to stock options of 1,227,010 and 2,726,895, respectively, weighted average common share equivalents related to stock warrants of 0 and 2,132,913, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 0, respectively because their effect would be anti-dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method.

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan. Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees. The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted between 2001 and 2005 vest upon issuance or up to five years from date of issuance and expire in either five years or ten years from date of vesting. No stock options were granted during the three months ended March 31, 2006. When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The expense is then recorded straight-line over the vesting period.

Our net income for the three months ended March 31, 2006 includes compensation costs of $6,980. As of March 31, 2006, there was approximately $55,000 of total unrecognized compensation costs related to stock options. These costs will be recognized over the next five years.

A summary of option activity for the three months ended March 31, 2006 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Balance, December 31, 2005	12,567	$1.92	8.2	$3,863
Granted	-	-
Exercised	(350)	.026
Canceled	-	-
Forfeited	-	-

Balance, March 31, 2006	12,217	$1.97	8.0	$3,041

Substantially all of the Company's outstanding stock options are currently exercisable.

During the three months ended March 31, 2006 and 2005, the following stock option activity occurred:

	Three Months Ended March 31,
	2006	2005
Total intrinsic value of stock options exercised	$635,900	$2,641,890

        Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $9,100 and $1,247,810, respectively. As of March 31, 2006, an aggregate of 4,141,862 shares were authorized for future grants under our flexible stock plan. When options are exercised, new shares are issued. Option grants that expire or forfeited without exercise become available under the plan.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:

Three Months Ended March 31,
2005

Net loss, as reported	$(606,279)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	3,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,871,097)
Pro forma net loss	$(7,473,513)
Loss per share:
Basic - as reported	$(0.02)
Diluted - as reported	$(0.02)
Basic - Pro forma	$(0.28)
Diluted - Pro forma	$(0.28)

The weighted average per share fair value of the options granted was $2.07 for the three months ended March 31, 2005. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Risk-free interest rate	4.2%
Expected option life	5 years
Expected volatility	96.6%
Expected dividend yields	0%

3. Inventories

Inventories at March 31, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$3,191,687	$3,144,515
Inventory in transit	603,767	1,041,789
Allowance for excess and obsolescence	(65,000)	(50,000)
	$3,730,454	$4,136,304

4. Financing

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at March 31, 2006 was $2,731,000. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005 and 8.75% at March 31, 2006), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The revolving line of credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. At March 31, 2006, the Company was in compliance with all covenants.

5. Acquisitions

       Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, additional merger consideration may be due to the selling shareholders. The selling shareholders shall be entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty percent (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which is to be determined at the discretion of the Company. Any portion that is to be paid in cash is due within 30 days following the second anniversary of the effective date of the acquisition. Any portion that is to be paid in stock is due on February 15, 2007. The number of shares is to be determined by using the average trading price 15 days prior to February 14, 2007. As of March 31, 2006, the Company has not determined the method of payment but has estimated that the payment will be approximately $3.3 million.

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

	Three Months Ended March 31,
	2006	2005

Revenues
Data Security and Compliance	$4,764,730	$2,298,696
Data Center Hardware	3,947,050	4,544,980
Data Center Maintenance	995,019	736,273
Intersegment Elimination	(422,675)	(263,259)

Consolidated Total	$9,284,124	$7,316,690

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(751,872)	$(1,132,862)
Data Center Hardware	(120,102)	(1,436)
Data Center Maintenance	231,129	206,179

Consolidated Total	$(640,845)	$(928,119)

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB and Form 10-KSB/A Amendment No 1 for the year ended December 31, 2005. Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

	Three Months Ended March 31,
	2006	2005
	%	%
Product Revenue	87.5	89.6
Service Revenue	12.5	10.4
Total Revenue	100.0	100.0
Cost Of Products Sold	72.6	76.6
Cost Of Services Sold	4.1	4.2
Cost Of Products and Services Sold	76.7	80.8
Gross Profit	23.3	19.2
Selling, General And Administrative Expenses	27.8	29.6
Depreciation And Amortization	1.8	2.0
Interest Expense, net	0.6	0.3
Loss Before Benefit For Income Taxes	(6.9)	(12.7)
Benefit For Income Taxes	(2.3)	(4.4)
Net Loss	(4.6)	(8.3)

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue for the quarter ended March 31, 2006 was $9,284,124 compared to revenue of $7,316,690 for the quarter ended March 31, 2005, a $1,967,434 increase, or 26.9%. Revenue in our Data Security and Compliance segment increased to $4,764,630 from $2,298,696, a $2,465,934 increase, or 107.3%. This was the result of us finding new sources of product and our resuming our wholesale remarketing service for some of our clients after we had made a critical decision not to remarket wholesale IT equipment for clients who would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the first quarter of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. Revenue in our Data Center Maintenance Services segment increased to

$995,019 from $736,273, a $258,746 increase, or 35.1%. This was the result of signing additional service contracts with new and existing customers. Revenue in our Data Center Hardware Segment during the quarter decreased to $3,947,050 from $4,544,980, a $597,930 decrease, or 13.2%. This decrease resulted from some of our clients and prospective clients delaying their data migration due to issues that were out of our control.

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue
Products	$8,122,226	$6,556,923
Services	1,161,898	759,767
Total Revenue	$9,284,124	$7,316,690

In our industry, the overall management of the computer equipment throughout its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues and profits. Our business has been built to keep companies in compliance with government legislation including HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations. As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.

Gross profit for the quarter ended March 31, 2006 was $2,166,206 compared to a gross profit of $1,408,025 for the quarter ended March 31, 2005, a $758,181 increase, or 53.8%. Gross profit for the quarter ended March 31, 2006 increased over the quarter ended March 31, 2005 mainly as a result of an increase in the gross profit in our Data Security and Compliance segment where gross profit grew to $823,049 from $173,908, a $649,141 increase or 373.3%. Our gross profit increased as we increased revenues in the Data Security and Compliance segment and our gross margin percentage expanded as we added new full-service customers. Gross profit in our Data Center Maintenance segment grew to $667,466 from $478,272, a $189,194 increase or 39.6%, as we added maintenance service contracts from both new and existing clients. However, gross profit in our Data Center Hardware segment decreased to $675,691 from $755,846, an $80,155 decrease or 10.6%. Gross margin was 23.3% for the quarter ended March 31, 2006 compared to 19.2% for the quarter ended March 31, 2005. Our gross margins increased as we had more available gross profit to cover the build up of our infrastructure costs that we incurred in the first quarter of 2005 and as we held down our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $2,584,661 compared to selling, general and administrative expenses of $2,167,718 for the quarter ended March 31, 2005, a $416,943 increase, or 19.2%. The increase was mainly the result of a one time increase in our allowance for doubtful accounts whereby we took a charge of $448,000 from a single customer and against whom QSGI is pursuing recourse. We have joined a group of other creditors alleging that we have been unwitting victims of fraudulent activities with respect to the sale of IT equipment and the related collection of receivables.

Depreciation and amortization for the quarter ended March 31, 2006 was $170,073 compared to depreciation and amortization of $144,870 for the quarter ended March 31, 2005, a $25,203 increase, or 17.4%. This increase was the result of depreciation on fixed assets purchased during 2005, and the first quarter of 2006.

Interest expense for the quarter ended March 31, 2006 was $52,317 compared to interest expense of $23,556 for the quarter ended March 31, 2005, a $28,761 increase, or 122.1%, commensurate with an increase in the level of the Company’s borrowings.

The Company recorded a federal tax benefit for the three months ended March 31, 2006 and 2005. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Business Segments

We operate in three segments that clearly focus our services into easy-to-understand categories for our target customers: Data Security and Compliance, Data Center Hardware and Data Center Maintenance. Our “eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities. Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

Data Security & Compliance Segment

	Three Months Ended March 31,
	2006	2005

Revenue	$4,764,730	$2,298,696
Gross Profit	823,049	173,908
Selling, General And Administrative Expenses	1,466,000	1,256,767
Depreciation And Amortization	55,867	34,888
Loss Before Benefit For Income Taxes	(751,872)	(1,132,861)

Segment Assets	9,273,019	4,977,120
Goodwill	-	-
Expenditures for Property and Equipment	33,163	73,268

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue for the quarter ended March 31, 2006 was $4,764,730 compared to revenue of $2,298,696 for the quarter ended March 31, 2005, a $2,466,034 increase, or 107.3%. This was the result of us finding new sources of product and our resuming our wholesale remarketing service for some of our clients where we had made a critical decision not to remarket wholesale IT equipment for clients that would not ensure the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the first quarter of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, we have been able to resume our wholesale remarketing service to some of those clients.

Gross profit for the quarter ended March 31, 2006 was $823,049 compared to gross profit of $173,908 for the quarter ended March 31, 2005, a $649,141 increase, or 373.3%. Our gross profit increased as we added new customers and increased our revenues. Gross margin was 17.3% for the quarter ended March 31, 2006 compared to 7.6% for the quarter ended March 31, 2005. The increase in the gross margin percentage reflects both an increase in our wholesale remarketing business while holding down our variable cost of goods sold as well as the addition of corporate customers utilizing our full suite of higher margin data security services.

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $1,466,000 compared to selling, general and administrative expenses of 1,256,767 for the quarter ended March 31, 2005, a $209,233 increase, or 16.6%. The increase was mainly the result of a one time increase in the allowance for doubtful accounts of $349,000. As previously mentioned, we have joined a group of other creditors alleging that we have been unwitting victims of fraudulent activities with respect to the sale of IT equipment and the related collection of receivables. Excluding this increase, selling, general and administrative expenses for the quarter ended March 31, 2006 would have decreased $139,767, or 11.1% as compared to the quarter ended March 31, 2005.

Depreciation and amortization for the quarter ended March 31, 2006 was $55,867 compared to depreciation and amortization of $34,888 for the quarter ended March 31, 2005, a $20,979 increase, or 60.1%. This increase was the result of depreciation on fixed assets purchased during 2005.

Data Center Hardware Segment
	Three Months Ended March 31,
	2006	2005

Revenue	$3,947,050	$4,544,980
Gross Profit	675,691	755,846
Selling, General And Administrative Expenses	697,997	653,970
Depreciation And Amortization	98,672	94,871
Loss Before Benefit For Income Taxes	(120,102)	(1,437)

Segment Assets	6,012,958	6,792,902
Goodwill	2,957,193	1,823,157
Expenditures for Property and Equipment	1,847	24,682

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue for the quarter ended March 31, 2006 was $3,947,050 compared to revenue of $4,544,980 for the quarter ended March 31, 2005, a $597,930 decrease, or 13.2%. Revenues contracted slightly due to the uneven nature of the sales cycle in the hardware segment. Since hardware equipment tends to be a bigger ticket item, the timing of shipments or an unforeseen delay in shipment caused by a customer can have an impact on a particular quarter. We are quite confident that on an annualized basis, the division will maintain its historical rate of growth and profitability.

Gross profit for the quarter ended March 31, 2006 was $675,691 compared to gross profit of

$755,846 for the quarter ended March 31, 2005, an $80,155 decrease, or 10.6%. Our gross profit decreased as a result of the decrease in revenues caused by the uneven nature of the sales cycle. Our gross margin percentage increased as the result of our ability to obtain a higher percentage of profit on some of our equipment.

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $697,691 compared to selling, general and administrative expenses of $653,970 for the quarter ended March 31, 2005, a $43,721 increase, or 6.7%. The increase was mainly the result a one time increase in the allowance for doubtful accounts of $99,000. This was part of the $448,000 increase taken by the company. As previously mentioned, we have joined a group of other creditors alleging that we have been unwitting victims of fraudulent activities with respect to the sale of IT equipment and the related collection of receivables. This increase was partially offset by a reduction in personnel costs. Excluding this increase, selling, general and administrative expenses for the quarter ended March 31, 2006 would have decreased $55,279 or 8.5% as compared to the quarter ended March 31, 2005.

Depreciation and amortization for the quarter ended March 31, 2006 was $98,672 compared to depreciation and amortization of $94,871 for the quarter ended March 31, 2005, a $3,801 increase, or 4.0%. This increase was the result of depreciation on fixed assets purchased during 2005.

Data Center Maintenance Segment
	Three Months Ended March 31,
	2006	2005

Revenue	$995,019	$736,273
Gross Profit	667,466	478,272
Selling, General And Administrative Expenses	420,664	256,981
Depreciation And Amortization	15,534	15,111
Income Before Provision For Income Taxes	231,129	206,179

Segment Assets	914,614	1,629,505
Goodwill	255,121	157,286
Expenditures for Property and Equipment	3,787	2,677

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue for the quarter ended March 31, 2006 was $995,019 compared to revenue of $736,273 for the quarter ended March 31, 2005, a $258,746 increase, or 35.1%. This was the result of signing additional service contracts with new and existing customers this quarter as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the quarter ended March 31, 2006 was $667,466 compared to gross profit of $478,272 for the quarter ended March 31, 2005, an $189,194 increase, or 39.6%. Our gross profit increased as a result of the addition of new maintenance contracts. Our gross margin percentage increased as we were able to leverage our operating model by adding additional maintenance contracts within a specific geographic region giving us the ability to service more than one customer with the same personnel.

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $420,664 compared to selling, general and administrative expenses of $256,981 for the quarter ended March 31, 2005, a $163,683 increase, or 63.7%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the quarter ended March 31, 2006 was $15,534 compared to depreciation and amortization of $15,111 for the quarter ended March 31, 2005, a $423 increase, or 2.8%. This increase was the result of depreciation on fixed assets purchased during 2005.

Geographic Areas

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

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended March 31, 2006 was $557,737. Net cash used in operating activities in the three months ended March 31, 2005 was $351,488. Net cash provided by operating activities during the three month period ended March 31, 2006 was primarily as a result of decrease in accounts receivable, a decrease in inventories, offset by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses. The decrease in our receivables was mainly attributable to tighter credit controls established and better collections. Net cash used in operating activities during the period ended March 31, 2005 was primarily as a result of the loss for the period, an increase in prepaid expenses and other assets which included the tax benefit for the period, and an increase in inventories, offset by an increase in accounts payable and accrued expenses and a decrease in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $38,797 and $100,628, respectively. Net cash used in investing activities in the three months ended March 31, 2006 and 2005 was for the purchase of fixed assets.

Net cash used in financing activities for the three months ended March 31, 2006 was $547,472. Net cash provided by financing activities for the three months ended March 31, 2005 was $36,065. Net cash used in financing activities during the three month period ended March 31, 2006 was the result of payments made under our revolving line of credit and dividends on our preferred stock offset by proceeds from the issuance of redeemable preferred stock and proceeds from the exercise of options. Net cash provided by financing activities in the three months ended March 31, 2005 was from the exercise of stock options and stock warrants reduced by net amounts paid on the line of credit and net amounts paid on notes payable.

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

Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, additional merger consideration may be due to the selling shareholders. The selling shareholders shall be entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty percent (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which is to be determined at the discretion of the Company. Any portion that is to be paid in cash is due within 30 days following the second anniversary of the effective date of the acquisition. Any portion that is to be paid in stock is due on February 15, 2007. The number of shares is to be determined by using the average trading price 15 days prior to February 14, 2007. As of March 31, 2006, the Company has not determined the method of payment but has estimated that the payment will be approximately $3.3 million.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2006 and 2005 and do not expect any in the remainder of fiscal 2006. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

Our efforts to strengthen financial and internal controls continue. Based on this evaluation, our CEO and CFO have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

                As of March 31, 2006, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

WindsorTech, Inc. (Registrant)
Dated: May 12, 2006	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

Dated: May 12, 2006	By:	/s/ Edward L. Cummings
Edward L. Cummings
Vice President, Chief Financial Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

4.2***	Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3***	Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4***	Form of Common Stock Purchase Warrant at $1.50 per share dated May 28, 2004.
4.5***	Form of Common Stock Purchase Warrant at $3.60 per share dated May 28, 2004
4.6	Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.
10.1*	Employment and Non-Compete Agreement - Edward L. Cummings **
10.2*	Employment and Non-Compete Agreement - David A. Loppert **
10.3*	Employment and Non-Compete Agreement - Carl C. Saracino **
10.4*	Employment and Non-Compete Agreement - Michael P. Sheerr **
10.5*	Employment and Non-Compete Agreement - Marc Sherman **
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