Form 10QSB
period 2006-06-30
QSGI INC.
filed 2006-08-14
CIK 27960

As filed with the Securities and Exchange Commission on August 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

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

(609) 426-4666
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒

The number of shares outstanding of each class of our common equity as of August 1, 2006, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	31,172,716

Transitional Small Business Disclosure Format:

Yes   ☐    No  ☒

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets

Current Assets
Cash and cash equivalents	$-	$153,794
Accounts receivable, net of reserve of $559,656 in 2006 and $80,000 in 2005	5,825,093	7,014,129
Inventories	4,517,328	4,136,304
Prepaid expenses, income taxes and other assets	304,794	227,352
Deferred income taxes	72,095	155,668
Total Current Assets	10,719,310	11,687,247
Property and Equipment, Net	511,229	605,887
Goodwill	6,644,403	3,212,314
Intangibles, Net	2,713,912	2,872,240
Other Assets	126,994	116,225

	$20,715,848	$18,493,913

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$738,322	$3,631,500
Accounts payable	949,733	2,254,136
Accrued expenses	377,557	279,090
Deferred revenue	1,311,275	404,540
Accrued payroll and other liabilities	258,273	293,500
Total Current Liabilities	3,635,160	6,862,766

Deferred Income Taxes	159,454	280,318
Total Liabilities	3,794,614	7,143,084

Redeemable Convertible Preferred Stock	4,211,922	1,967,220

Stockholders’ Equity
Preferred shares: authorized 5,000,000 shares in 2006
and 2005, $0.01 par value, none issued	-	-
Common shares: authorized 55,000,000 shares in 2006 and 2005,
$0.01 par value; 31,172,716 shares issued and outstanding in 2006
and 28,670,631 shares issued and outstanding in 2005	311,727	286,706
Additional paid-in capital	14,520,731	11,093,881
Retained earnings (deficit)	(2,123,146)	(1,996,978)
Total Stockholders’ Equity	12,709,312	9,383,609

	$20,715,848	$18,493,913

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Product Revenue	$13,915,641	$8,066,592	$22,037,867	$14,623,515
Service Revenue	1,275,699	880,833	2,437,597	1,640,600
Total Revenue	15,191,340	8,947,425	24,475,464	16,264,115

Cost Of Products Sold	11,721,788	6,575,189	18,457,060	12,176,855
Cost Of Services Sold	407,099	273,804	789,745	580,803
Total Cost Of Sales	12,128,887	6,848,993	19,246,805	12,757,658

Gross Profit	3,062,453	2,098,432	5,228,659	3,506,457

Selling, General And Administrative Expenses	2,306,251	2,216,354	4,890,911	4,384,071

Depreciation And Amortization	171,607	156,073	341,680	300,943

Interest Expense, net	47,465	3,744	99,783	27,300

Income (Loss) Before Provision (Benefit) For Income Taxes	537,130	(277,739)	(103,715)	(1,205,857)

Provision (Benefit) For Income Taxes	232,545	(53,550)	22,453	(375,390)

Net Income (Loss)	304,585	(224,189)	(126,168)	(830,467)

Preferred Stock Dividends	65,162	-	127,036	-

Accretion To Redemption Value of Preferred Stock	4,391	-	8,400	-

Net Income (Loss) Available to Common Stockholders	$235,032	$(224,189)	$(261,604)	$(830,467)

Net Income (Loss) Per Common Share - Basic	$0.01	$(0.01)	$(0.01)	$(0.03)
Net Income (Loss) Per Common Share - Diluted	$0.01	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number Of Common Shares Outstanding -Basic	29,335,934	28,578,340	29,064,467	27,672,696
Weighted Average Number Of Common Shares Outstanding -Diluted	30,440,652	28,578,340	29,064,467	27,672,696

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2006
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2005	28,670,631	$286,706	$11,093,881	$(1,996,978)	$9,383,609

Options Exercised	350,000	3,500	5,600	-	9,100

Stock Option Compensation	-	-	9,930	-	9,930

Shares Issued For Services	88,540	885	160,802	-	161,687

Preferred Stock Dividends	-	-	(127,036)	-	(127,036)

Accretion To Redemption Value Of Preferred Stock	-	-	(8,400)	-	(8,400)

Common Shares Issued For
Qualtech Earn-out	2,063,545	20,636	3,385,954	-	3,406,590

Net Loss	-	-	-	(126,168)	(126,168)

Balance (Deficit) - June 30, 2006	31,172,716	$311,727	$14,520,731	$(2,123,146)	$12,709,312

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net Loss	$(126,168)	$(830,467)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	341,680	300,943
Stock option compensation expense	9,930	12,666
Deferred income taxes	(37,292)	(431,290)
Common shares issued for services	161,687	-
Allowance for doubtful accounts	479,656	(38,670)
Changes in assets and liabilities:
Accounts receivable	709,380	(2,365,399)
Inventories	(381,024)	(649,320)
Prepaid expenses and other current assets	(101,942)	(17,079)
Accounts payable and accrued expenses	(334,427)	1,612,108
Net Cash Provided by (Used In) Operating Activities	721,480	(2,406,508)

Cash Used In Investing Activities
Payments for Qualtech acquisition, net of cash acquired	-	(86,520)
Purchases of property and equipment	(74,962)	(241,263)
Net Cash Used In Investing Activities	(74,962)	(327,783)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	2,236,301	-
Proceeds from the exercise of options and warrants	9,100	2,597,809
Other financing fees	-	(48,125)
Stock issuance costs	(25,499)	-
Preferred stock dividends	(127,036)	-
Net amounts paid on notes payable	-	(856,666)
Net amounts (paid) borrowed under revolving lines of credit	(2,893,178)	916,000
Net Cash Provided By (Used In) Financing Activities	(800,312)	2,609,018

Net Decrease In Cash And Cash Equivalents	(153,794)	(125,273)

Cash And Cash Equivalents - Beginning Of Period	153,794	844,939
Cash And Cash Equivalents - End of Period	$-	$719,666

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and six months ended June 30, 2006 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005.

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

These services can be custom tailored to meet our customer’s needs and implemented at one client location or at multiple locations, onsite, at QSGI facilities or through the use of our mobile audit and erasure truck.

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

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in Colorado, Connecticut, Florida, Illinois, Maine, Michigan, New York, North Carolina, Nebraska, New Hampshire, Pennsylvania, South Carolina, Texas, Virginia, Wisconsin and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic	29,335,934	28,578,340	29,064,467	27,672,696
Stock options	1,104,718	-	-	-

Stock warrants	-	-	-	-
Redeemable preferred stock	-	-	-	-
Diluted	30,440,652	28,578,340	29,064,467	27,672,696

For the six months ended June 30, 2006 and 2005, the Company excluded weighted average common share equivalents related to stock options of 1,164,178 and 2,189,996, respectively, weighted average common share equivalents related to stock warrants of 0 and 1,121,331, respectively, and redeemable preferred stock of 1,911,111 and 0, respectively, because their effect would be anti-dilutive.

For the three months ended June 30, 2006, the Company excluded weighted average common share equivalents related to redeemable preferred stock of 1,911,111.

For the three months ended June 30, 2005, the Company excluded weighted average common share equivalents related to stock options 1,421,231 and weighted average common share equivalents related to stock warrants of 404,343 because their effect would be anti-dilutive.

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

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan. Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees. The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted between 2001 and 2005 vest upon issuance or up to five years from date of issuance and expire in either five years or ten years from date of vesting. No stock options were granted during the six months ended June 30, 2006. When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The expense is then recorded straight-line over the vesting period.

Our net income for the three and six months ended June 30, 2006 includes compensation costs of $2,950 and $9,930, respectively. As of June 30, 2006, there was approximately $52,000 of total unrecognized compensation costs related to stock options. These costs will be recognized over the next five years.

A summary of option activity for the six months ended June 30, 2006 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	12,567	$1.92	8.2	$3,863
Granted	-	-
Exercised	(350)	.026
Canceled	-	-
Forfeited	(25)	1.54

Balance, June 30, 2006	12,192	$1.97	8.0	$2,897

Substantially all of the Company’s outstanding stock options are currently exercisable.

During the six months ended June 30, 2006 and 2005, the following stock option activity occurred:

	Six Months Ended June 30,
	2006	2005
Total intrinsic value of stock options exercised	$635,900	$2,641,890

    Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $9,100 and $1,247,810, respectively. As of June 30, 2006, an aggregate of 4,166,862 shares were authorized for future grants under our flexible stock plan. When options are exercised, new shares are issued. Option grants that expire or forfeited without exercise become available under the plan.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:

Six Months Ended June 30,
2005

Net loss, as reported	$(830,467)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	7,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,900,090)
Pro forma net loss	$(7,722,831)
Loss per share:
Basic - as reported	$(0.03)
Diluted - as reported	$(0.03)
Basic - Pro forma	$(0.28)
Diluted - Pro forma	$(0.28)

The weighted average per share fair value of the options granted was $2.05 for the six months ended June 30, 2005. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005

Risk-free interest rate	4.0%
Expected option life	5 years
Expected volatility	92.2%
Expected dividend yields	0%

3.  INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$3,646,841	$3,144,515
Inventory in transit	917,487	1,041,789
Allowance for excess and obsolescence	(47,000)	(50,000)
	$4,517,328	$4,136,304

4. FINANCING

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at June 30, 2006 was $3,511,678. Interest on this loan is payable monthly at the prime rate plus one percent (7.0% at May 3, 2005 and 9.25% at June 30, 2006), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The revolving line of credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. At June 30, 2006, the Company was in compliance with all covenants.

5. TAXES

In the second quarter of 2006, during preparation of the Company’s federal income tax return for the year ended December 31, 2005, it was discovered that certain compensation deductions related to the exercise of stock options, totaling approximately $2.3 million, were excluded from the Company’s tax provision prepared at December 31, 2005.

The impact of these additional deductions was to increase the deferred tax asset by approximately $870,000. The Company determined that, had these facts been known during the original preparation of the tax provision for the year ended December 31, 2005, a valuation allowance would have been provided against these additional deferred tax assets. Because there was no net balance sheet or income statement impact, the Company recorded these adjustments to its deferred tax accounts at June 30, 2006, and prior periods were not adjusted. Should the Company determine in the future that the deferred tax asset valuation allowance should be reversed, it will result in an increase to additional paid-in capital, with no impact on the tax provision.

Based on the revised calculations, as of December 31, 2005, the Company has approximately $4.4 million of net operating loss carryforwards for federal income tax purposes.

6. ACQUISITIONS

Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, as of May 1, 2006, additional merger consideration was due to the selling shareholders. The selling shareholders were entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty percent (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which was to be determined at the discretion of the Company. Any portion that was to be paid in cash was due within 30 days following the second anniversary of the effective date of the acquisition. Any portion that was to be paid in stock was due on February 15, 2007. The number of shares was to be determined by using the average trading price 15 days prior to February 14, 2007. The Company elected to pay the consideration early in restricted shares of the Company. To settle the earn-out, 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

7. SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Data Security and Compliance	$5,507,236	$3,129,209	$10,271,966	$5,427,905
Data Center Hardware	8,532,316	5,304,304	12,479,366	9,849,284
Data Center Maintenance	1,170,003	811,568	2,165,022	1,547,841
Intersegment Elimination	(18,215)	(297,656)	(440,890)	(560,915)

Consolidated Total	$15,191,340	$8,947,425	$24,475,464	$16,264,115

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(676,945)	$(841,332)	$(1,428,817)	$(1,974,193)
Data Center Hardware	928,824	381,403	808,722	379,966
Data Center Maintenance	285,251	182,190	516,380	388,370

Consolidated Total	$537,130	$(277,739)	$(103,715)	$(1,205,857)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	%	%	%	%
Product Revenue	91.6	90.2	90.0	89.9
Service Revenue	8.4	9.8	10.0	10.1
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	77.2	73.5	75.4	74.9
Cost Of Services Sold	2.6	3.0	3.2	3.5
Cost Of Products and Services Sold	79.8	76.5	78.6	78.4
Gross Profit	20.2	23.5	21.4	21.6
Selling, General And Administrative Expenses	15.2	24.8	20.0	27.0
Depreciation And Amortization	1.2	1.7	1.4	1.8
Interest Expense, net	0.3	0.1	0.4	0.2
Income (Loss) Before Provision (Benefit) For Income Taxes	3.5	(3.1)	(0.4)	(7.4)
Provision (Benefit) For Income Taxes	1.5	(0.6)	0.1	(2.3)
Net Income (Loss)	2.0	(2.5)	(0.5)	(5.1)

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue for the quarter ended June 30, 2006 was $15,191,340 compared to revenue of $8,947,425 for the quarter ended June 30, 2005, a $6,243,915 increase, or 69.8%. Revenue in our Data Security and Compliance segment for the quarter ended June 30, 2006 increased to $5,507,236 from $3,129,209 for the quarter ended June 30, 2005, a $2,378,027 increase, or 76.0%. This was the result of new and existing corporate customers utilizing our full suite of services as well as a substantial increase in our wholesale remarketing revenues. Revenue in our Data Center Hardware Segment for the quarter ended June 30, 2006 increased to $8,532,316 from $5,304,304 for the quarter ended June 30, 2005, a $3,228,012 increase, or 60.9%. This division’s revenue growth benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients. Revenue in our Data Center Maintenance Services segment increased to $1,170,003 for the quarter ended June 30, 2006 from $811,568 for the quarter ended June 30, 2005, a $358,435 increase, or 44.2%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005

Revenue
Products	$13,915,641	$8,066,592
Services	1,275,699	880,833
Total Revenue	$15,191,340	$8,947,425

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

Gross profit for the quarter ended June 30, 2006 was $3,062,453 of revenue compared to a gross profit of $2,098,432 for the quarter ended June 30, 2005, a $964,021 increase, or 45.9%. Gross profit in our Data Security and Compliance segment for the quarter ended June 30, 2006 increased to $617,477 from $315,578 for the quarter ended June 30, 2005, a $301,899 increase, or 95.7%. Gross profit in our Data Center Hardware segment for the quarter ended June 30, 2006 increased to $1,636,339 from $1,191,633 for the quarter ended June 30, 2005, a $444,706 increase, or 37.3%. Gross profit in our Data Center Maintenance segment for the quarter ended June 30, 2006 increased to $808,637 from $591,221 for the quarter ended June 30, 2005, a $217,416 increase, or 36.8%.

Gross margin for the quarter ended June 30, 2006 was 20.2% compared to a gross margin of 23.5% for the quarter ended June 30, 2005. Gross margin in our Data Security and Compliance segment for the quarter ended June 30, 2006 was 11.2% compared to a gross margin of 10.1% for the quarter ended June 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services. Gross margin in our Data Center Hardware segment for the quarter ended June 30, 2006 was 19.2% of revenue compared to 22.5% of revenue for the quarter ended June 30, 2005. Gross profit increased but margins decreased slightly as the result of a few substantial sales where the margins realized were lower. Gross margin in our Data Center Maintenance segment for the quarter ended June 30, 2006 was 69.1% of revenue compared to a gross margin of 72.8% for the quarter ended June 30, 2005. Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $2,306,251 compared to selling, general and administrative expenses of $2,216,354 for the quarter ended June 30, 2006, a $89,897 increase, or 4.1%. The minimal increase demonstrates the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the quarter ended June 30, 2006 was $171,607 compared to depreciation and amortization of $156,073 for the quarter ended June 30, 2005, a $15,534 increase, or 10.0%. This increase was the result of depreciation on fixed assets purchased during 2005, and the first six months of 2006.

Interest expense for the quarter ended June 30, 2006 was $47,465 compared to interest expense of $3,744 for the quarter ended June 30, 2005, a $43,721 increase, commensurate with an increase in the level of the Company’s borrowings and an increase in the rate of interest.

The Company recorded a federal tax and state tax expense for the three months ended June 30, 2006. The Company recorded a federal tax benefit for the three months ended June 30, 2005. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

In the second quarter of 2006, during preparation of the Company’s federal income tax return for the year ended December 31, 2005, it was discovered that certain compensation deductions related to the exercise of stock options, totaling approximately $2.3 million, were excluded from the Company’s tax provision prepared at December 31, 2005.

The impact of these additional deductions was to increase the deferred tax asset by approximately $870,000. The Company determined that, had these facts been known during the original preparation of the tax provision for the year ended December 31, 2005, a valuation allowance would have been provided against these additional deferred tax assets. Because there was no net balance sheet or income statement impact, the Company recorded these adjustments to its deferred tax accounts at June 30, 2006, and prior periods were not adjusted. Should the Company determine in the future that the deferred tax asset valuation allowance should be reversed, it will result in an increase to additional paid-in capital, with no impact on the tax provision.

Based on the revised calculations, as of December 31, 2005, the Company has approximately $4.4 million of net operating loss carryforwards for federal income tax purposes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $24,475,464 compared to revenue of $16,264,115 for the six months ended June 30, 2005, an $8,211,349 increase, or 50.5%. Revenue in our Data Security and Compliance segment for the six months ended June 30, 2006 increased to $10,271,966 from $5,427,905 for the six months ended June 30, 2005, a $4,844,061 increase, or 89.2%. This was the result of new and existing corporate customers utilizing our full suite of services as well as a substantial increase in our wholesale remarketing revenues. Revenue in our Data Center Hardware Segment for the six months ended June 30, 2006 increased to $12,479,366 from $9,849,284 for the six months ended June 30, 2005, a $2,630,082 increase, or 26.7%. This division’s revenue growth benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients. Revenue in our Data Center Maintenance Services segment increased to $2,165,022 for the six months ended June 30, 2006 from $1,547,841 for the six months ended June 30, 2005, a $617,181 increase, or 39.9%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Revenue
Products	$22,037,867	$14,623,515
Services	2,437,597	1,640,600
Total Revenue	$24,475,464	$16,264,115

Gross profit for the six months ended June 30, 2006 was $5,228,659 of revenue compared to a gross profit of $3,506,457 for the six months ended June 30, 2005, a $1,722,202 increase, or 49.1%. Gross profit in our Data Security and Compliance segment for the six months ended June 30, 2006 increased to $1,440,526 from $489,486 for the six months ended June 30, 2005, a $951,040 increase, or 194.3%. Gross profit in our Data Center Hardware segment for the six months ended June 30, 2006 increased to $2,312,030 from $1,947,479 for the six months ended June 30, 2005, a $364,551 increase, or 18.7%. Gross profit in our Data Center Maintenance segment for the six months ended June 30, 2006 increased to $1,476,103 from $1,069,493 for the six months ended June 30, 2005, a $406,610 increase, or 38.0%.

Gross margin for the six months ended June 30, 2006 was 21.4% compared to a gross margin of 21.6% for the six months ended June 30, 2005. Gross margin in our Data Security and Compliance segment for the six months ended June 30, 2006 was 14.0% compared to a gross margin of 9.0% for the six months ended June 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services. Gross margin in our Data Center Hardware segment for the six months ended June 30, 2006 was 18.5% of revenue compared to 19.8% of revenue for the six months ended June 30, 2005. Gross profit increased but margins decreased slightly as the result of a few substantial sales where the margins realized were lower. Gross margin in our Data Center Maintenance segment for the six months ended June 30, 2006 was 68.2% of revenue compared to a gross margin of 69.1% for the six months ended June 30, 2005. Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $4,890,911 compared to selling, general and administrative expenses of $4,384,071 for the six months ended June 30, 2006, a $506,840 increase, or 11.6%. The increase was mainly the result of a one time increase in our allowance for doubtful accounts in the first quarter of 2006 whereby we took a charge of $448,000 from a single customer and against whom QSGI is pursuing recourse. Excluding the charge, the minimal increase demonstrates the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the six months ended June 30, 2006 was $341,680 compared to depreciation and amortization of $300,943 for the six months ended June 30, 2005, a $40,737 increase, or 13.5%. This increase was the result of depreciation on fixed assets purchased during 2005, and the first six months of 2006.

Interest expense for the six months ended June 30, 2006 was $99,783 compared to interest expense of $27,300 for the six months ended June 30, 2005, a $72,483 increase, commensurate with an increase in the level of the Company’s borrowings and an increase in the rate of interest.

The Company recorded a federal tax benefit for the six months ended June 30, 2006 and 2005. This benefit was reduced by estimated state tax obligations. At June 30, 2006, this resulted in a net tax expense. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$5,507,236	$3,129,209	$10,271,966	$5,427,905
Gross Profit	617,477	315,578	1,440,526	489,486
Selling, General And Administrative Expenses	1,189,684	1,108,916	2,655,684	2,365,683
Depreciation And Amortization	56,826	44,250	112,693	79,137
Loss Before Benefit For Income Taxes	(676,945)	(841,332)	(1,428,817)	(1,974,193)

Segment Assets	8,463,911	6,416,350	8,463,911	6,416,350
Goodwill	-	-		-
Expenditures for Property and Equipment	21,409	120,429	54,572	193,697

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue in our Data Security and Compliance segment for the quarter ended June 30, 2006 increased to $5,507,236 from $3,129,209 for the quarter ended June 30, 2005, a $2,378,027 increase, or 76.0%. This was the result of new and existing corporate customers utilizing our full suite of services as well as a substantial increase in our wholesale remarketing revenues.

Gross profit in our Data Security and Compliance segment for the quarter ended June 30, 2006 increased to $617,477 from $315,578 for the quarter ended June 30, 2005, a $301,899 increase, or 95.7%. Gross margin in our Data Security and Compliance segment for the quarter ended June 30, 2006 was 11.2% compared to a gross margin of 10.1% for the quarter ended June 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services.

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $1,189,684 compared to selling, general and administrative expenses of $1,108,916 for the quarter ended June 30, 2005, a $80,768 increase, or 7.3%. The minimal increase demonstrated the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the quarter ended June 30, 2006 was $56,826 compared to depreciation and amortization of $44,250 for the quarter ended June 30, 2005, a $12,576 increase, or 28.4%. This increase was the result of depreciation on fixed assets purchased during 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $10,271,966 compared to revenue of $5,427,905 for the six months ended June 30, 2005, a $4,844,061 increase, or 89.2%. This was the result of new and existing corporate customers utilizing our full suite of services as well as a substantial increase in our wholesale remarketing revenues.

Gross profit for the six months ended June 30, 2006 was $1,440,526 compared to gross profit of $489,486 for the six months ended June 30, 2005, a $951,040 increase, or 194.3%. Gross margin in our Data Security and Compliance segment for the six months ended June 30, 2006 was 14.0% compared to a gross margin of 9.0% for the six months ended June 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services.

Selling, general and administrative expenses for the six months ended June 30, 2006 was $2,655,684 as compared to selling, general and administrative expenses for the six months ended June 30, 2005 of $2,365,683, a $290,001 increase, or 12.3%. Selling, general and administrative expenses increased as a result of a one time increase in our allowance for doubtful accounts taken in the first quarter of 2006 whereby we took a charge of $349,000 from a single customer and against whom QSGI is pursuing recourse. We have joined a group of other creditors alleging that we have been unwitting victims of fraudulent activities with respect to the sale of IT equipment and the related collection of receivables.

Depreciation and amortization for the six months ended June 30, 2006 was $112,693 compared to depreciation and amortization of $79,137 for the six months ended June 30, 2005, a $33,556 increase, or 42.4%. This increase was the result of depreciation on fixed assets purchased during 2005 and the first six months of 2006.

Data Center Hardware Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$8,532,316	$5,304,304	$12,479,366	$9,849,284
Gross Profit	1,636,339	1,191,633	2,312,030	1,947,479
Selling, General And Administrative Expenses	608,943	713,518	1,306,940	1,367,488
Depreciation And Amortization	99,017	96,712	197,689	191,584
Income Before Provision For Income Taxes	928,824	381,403	808,722	379,966

Segment Assets	10,794,950	9,001,893	10,794,950	9,001,893
Goodwill	6,116,707	1,902,805	6,116,707	1,902,805
Expenditures for Property and Equipment	12,407	20,207	14,254	44,889

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue for the quarter ended June 30, 2006 was $8,532,316 compared to revenue of $5,304,304 for the quarter ended June 30, 2005, a $3,328,012 increase, or 62.7%. Since hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle, the timing of shipments can have an impact on a particular quarter. This segment’s revenue growth benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients.

Gross profit for the quarter ended June 30, 2006 was $1,636,339 compared to gross profit of $1,191,633 for the quarter ended June 30, 2005, a $444,706 increase, or 37.3%. Gross margin in our Data Center Hardware segment for the quarter ended June 30, 2006 was 19.2% of revenue compared to 22.5% of revenue for the quarter ended June 30, 2005. Gross profit increased but margins decreased slightly as the result of a few substantial sales where the margins realized were lower.

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $608,943 compared to selling, general and administrative expenses of $713,518 for the quarter ended June 30, 2005, a $104,575 decrease, or (14.7%). The decrease was the result of a strict cost containment policy instituted at the beginning of 2006.

Depreciation and amortization for the quarter ended June 30, 2006 was $99,017 compared to depreciation and amortization of $96,712 for the quarter ended June 30, 2005, a $2,305 increase, or 2.4%. This increase was the result of depreciation on fixed assets purchased during 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $12,479,366 compared to revenue of $9,849,284 for the six months ended June 30, 2005, a $2,630,082 increase, or 26.7%. Hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle and the timing of shipments. This segment’s revenue growth has benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients.

Gross profit for the six months ended June 30, 2006 was $2,312,030 compared to gross profit of $1,947,479 for the six months ended June 30, 2005, a $364,551 increase, or 18.7%. Gross margin in our Data Center Hardware segment for the six months ended June 30, 2006 was 18.5% of revenue compared to 19.8% of revenue for the six months ended June 30, 2005. Gross profit increased but margins decreased slightly as the result of a few substantial sales where the margins realized were lower.

Selling, general and administrative expenses for the six months ended June 30, 2006 were

$1,306,940 compared to selling, general and administrative expenses of $1,367,488 for the six months ended June 30, 2005, a $60,548 decrease, or (4.4%). The decrease was the result of a strict cost containment policy instituted at the beginning of 2006.

Depreciation and amortization for the six months ended June 30, 2006 was $197,689 compared to depreciation and amortization of $191,584 for the six months ended June 30, 2005, a $6,105 increase, or 3.2%. This increase was the result of depreciation on fixed assets purchased during 2005.

Data Center Maintenance Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$1,170,003	$811,568	$2,165,022	$1,547,841
Gross Profit	808,637	591,221	1,476,103	1,069,492
Selling, General And Administrative Expenses	507,623	393,920	928,287	650,900
Depreciation And Amortization	15,764	15,111	31,298	30,222
Income Before Provision For Income Taxes	285,251	182,190	516,380	388,370

Segment Assets	1,456,988	948,719	1,456,988	948,719
Goodwill	527,696	164,158	527,696	164,158
Expenditures for Property and Equipment	2,350	0	6,137	2,677

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue for the quarter ended June 30, 2006 was $1,170,003 compared to revenue of $811,568 for the quarter ended June 30, 2005, a $358,435 increase, or 44.2%. This was the result of signing additional service contracts with new and existing customers this quarter as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the quarter ended June 30, 2006 was $808,637 compared to gross profit of $591,221 for the quarter ended June 30, 2005, a $217,416 increase, or 36.8%. Gross margin for the quarter ended June 30, 2006 was 69.1% of revenue compared to a gross margin of 72.8% for the quarter ended June 30, 2005. Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $507,623 compared to selling, general and administrative expenses of $393,919 for the quarter ended June 30, 2005, a $113,704 increase, or 28.9%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the quarter ended June 30, 2006 was $15,764 compared to depreciation and amortization of $15,111 for the quarter ended June 30, 2005, a $653 increase, or 4.3%. This increase was the result of depreciation on fixed assets purchased during 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $2,165,022 compared to revenue of $1,547,841 for the six months ended June 30, 2005, a $617,181 increase, or 39.9%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the six months ended June 30, 2006 was $1,476,103 compared to gross profit of $1,069,493 for the six months ended June 30, 2005, a $406,610 increase, or 38.0%. Gross margin for the six months ended June 30, 2006 was 68.2% of revenue compared to a gross margin of 69.1% for the six months ended June 30, 2005. Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $928,287 compared to selling, general and administrative expenses of $650,900 for the six months ended June 30, 2005, a $277,387 increase, or 42.6%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the six months ended June 30, 2006 was $31,298 compared to depreciation and amortization of $30,222 for the six months ended June 30, 2005, a $1,076 increase, or 3.6%. This increase was the result of depreciation on fixed assets purchased during 2005 and this year.

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

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended June 30, 2006 was $721,480. Net cash used in operating activities in the six months ended June 30, 2005 was $2,406,508. Net cash provided by operating activities during the six month period ended June 30, 2006 was primarily as a result of our net income and a decrease in accounts receivable, offset by a decrease in accounts payable and accrued expenses and an increase in inventories and prepaid expenses. The decrease in our receivables was mainly attributable to tighter credit controls established and better collections and an increase in our allowance for doubtful accounts. Net cash used in operating activities during the period ended June 30, 2005 was primarily as a result of a net loss, an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $74,962 and $327,783, respectively. Net cash used in investing activities in the six months ended June 30, 2006 was for the purchase of fixed assets. Net cash used in investing activities in the six months ended June 30, 2005 was for the purchase of fixed assets and for payments for the Qualtech acquisition.

Net cash used in financing activities for the six months ended June 30, 2006 was $800,312. Net cash provided by financing activities for the six months ended June 30, 2005 was $2,609,018. Net cash used in financing activities during the six month period ended June 30, 2006 was the result of payments made under our revolving line of credit, dividends on our preferred stock, and stock issuance costs offset by proceeds from the issuance of redeemable preferred stock and proceeds from the exercise of options. Net cash provided by financing activities in the six months ended June 30, 2005 was from the exercise of stock options and stock warrants and borrowings under our revolving line of credit reduced by net amounts paid notes payable and other financing fees.

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

Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, as of May 1, 2006, additional merger consideration was due to the selling shareholders. The selling shareholders were entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty percent (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which was to be determined at the discretion of the Company. Any portion that was to be paid in cash was due within 30 days following the second anniversary of the effective date of the acquisition. Any portion that was to be paid in stock was due on February 15, 2007. The number of shares was to be determined by using the average trading price 15 days prior to February 14, 2007. The Company elected to pay the consideration early in restricted shares of the Company. To settle the earn-out, 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2006 and 2005 and do not expect any in the remainder of fiscal 2006. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

        The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-QSB. In this Form 10-QSB for the quarter ended June 30, 2006, we are reporting a control weakness related to our corporate tax accounting function. This weakness relates specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. This deficiency resulted in errors in the Company’s accounting for deferred income taxes. These errors were not considered material enough to adjust prior period financial statements and were adjusted for this quarter. However, this control weakness, if gone uncorrected, could result in a material financial statement misstatement. Upon identification of this control weakness, immediate corrective action was undertaken. Remediation will include the following:

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

        As of June 30, 2006, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Based on the information discussed above, our CEO and CFO have concluded these controls are not effective. Other than the remediation plans discussed above, there have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation. Our efforts to strengthen financial and internal controls continue.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, as of May 1, 2006, additional merger consideration was due to the selling shareholders. The selling shareholders were entitled to this additional merger consideration in the form of restricted shares of the Company representing at least fifty percent (50%) of the total consideration to be paid and cash of up to fifty percent (50%) of the additional consideration which was to be determined at the discretion of the Company. Any portion that was to be paid in cash was due within 30 days following the second anniversary of the effective date of the acquisition. Any portion that was to be paid in stock was due on February 15, 2007. The number of shares was to be determined by using the average trading price 15 days prior to February 14, 2007. The Company elected to pay the consideration early in restricted shares of the Company. To settle the earn-out, 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

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

QSGI Inc. (Registrant)
Dated: August 14, 2006	By:	/s/ Marc Sherman
Marc Sherman
Chairman and Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
10.8***	Employment and Non-Compete Agreement - Joel Owens
10.9*	Employment and Non-Compete Agreement - Seth A. Grossman**
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.

Exhibit Number	Description
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