Form 10QSB
period 2006-09-30
QSGI INC.
filed 2006-11-14
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________

FORM 10-QSB
                                          (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each class of our common equity as of November 1, 2006, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	31,172,716

Transitional Small Business Disclosure Format:

Yes [  ]     No  [X]

As filed with the Securities and Exchange Commission on November 14, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets

Current Assets
Cash and cash equivalents	$583,859	$153,794
Accounts receivable, net of reserve of $636,483 in 2006 and $80,000 in 2005	5,802,430	7,014,129
Inventories	5,616,782	4,136,304
Prepaid expenses, income taxes and other assets	220,421	227,352
Deferred income taxes	72,095	155,668
Total Current Assets	12,295,587	11,687,247
Property and Equipment, Net	447,762	605,887
Goodwill	6,644,403	3,212,314
Intangibles, Net	2,634,748	2,872,240
Other Assets	167,025	116,225

	$22,189,525	$18,493,913

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$2,921,500	$3,631,500
Accounts payable	521,133	2,254,136
Accrued expenses	370,748	279,090
Deferred revenue	1,098,282	404,540
Accrued payroll and other liabilities	559,017	293,500
Total Current Liabilities	5,470,680	6,862,766

Deferred Income Taxes	16,156	280,318
Total Liabilities	5,486,836	7,143,084
Redeemable Convertible Preferred Stock	4,216,217	1,967,220

Stockholders’ Equity
Preferred shares: authorized 5,000,000 shares in 2006
and 2005, $0.01 par value, none issued	-	-
Common shares: authorized 95,000,000 shares in 2006 and 55,000,000 shares in 2005, $0.01 par value; 31,172,716 shares issued and
outstanding in 2006 and 28,670,631 shares issued and outstanding in 2005	311,727	286,706
Additional paid-in capital	14,455,412	11,093,881
Retained earnings (deficit)	(2,280,667)	(1,996,978)
Total Stockholders’ Equity	12,486,472	9,383,609

	$22,189,525	$18,493,913

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Product Revenue	$7,964,854	$7,785,407	$30,002,721	$22,408,922
Service Revenue	1,400,856	961,994	3,838,453	2,602,594
Total Revenue	9,365,710	8,747,401	33,841,174	25,011,516

Cost Of Products Sold	6,610,560	6,478,213	25,067,620	18,655,068
Cost Of Services Sold	492,994	385,817	1,282,739	966,620
Total Cost Of Sales	7,103,554	6,864,030	26,350,359	19,621,688

Gross Profit	2,262,156	1,883,371	7,490,815	5,389,828

Selling, General And Administrative Expenses	2,312,095	2,163,978	7,203,007	6,548,050

Depreciation And Amortization	174,752	165,269	516,432	466,212

Interest Expense, net	56,481	63,868	156,264	91,168

Loss Before Benefit For Income Taxes	(281,172)	(509,744)	(384,888)	(1,715,602)

Benefit For Income Taxes	(123,652)	(115,904)	(101,199)	(491,294)

Net Loss	(157,520)	(393,840)	(283,689)	(1,224,308)

Preferred Stock Dividends	64,323	-	191,359	-

Accretion To Redemption Value of Preferred Stock	4,295	-	12,695	-

Net Loss Available to Common Stockholders	$(226,138)	$(393,840)	$(487,743)	$(1,224,308)

Loss Per Common Share - Basic	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Loss Per Common Share - Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Number Of Common Shares Outstanding -Basic	31,172,716	28,581,383	29,774,939	27,978,920
Weighted Average Number Of Common Shares Outstanding -Diluted	31,172,716	28,581,383	29,774,939	27,978,920

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2006
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2005	28,670,631	$286,706	$11,093,881	$(1,996,978)	$9,383,609

Options Exercised	350,000	3,500	5,600	-	9,100

Stock Option Compensation	-	-	13,229	-	13,229

Shares Issued For Services	88,540	885	160,802	-	161,687

Preferred Stock Dividends	-	-	(191,359)	-	(191,359)

Accretion To Redemption Value Of Preferred Stock	-	-	(12,695)	-	(12,695)

Common Shares Issued For
Qualtech Earn-out	2,063,545	20,636	3,385,954	-	3,406,590

Net Loss	-	-	-	(283,689)	(283,689)

Balance (Deficit) - September 30, 2006	31,172,716	$311,727	$14,455,412	$(2,280,667)	$12,486,472

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net Loss	$(283,689)	$(1,224,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516,432	466,212
Stock option compensation expense	13,229	19,000
Deferred income taxes	(180,588)	(566,535)
Common shares issued for services	161,687	-
Allowance for doubtful accounts	556,483	-
Changes in assets and liabilities:
Accounts receivable	655,216	(661,779)
Inventories	(1,480,478)	(1,441,699)
Prepaid expenses and other current assets	(64,464)	(109,844)
Accounts payable and accrued expenses	(682,086)	218,654
Net Cash Used In Operating Activities	(788,258)	(3,300,299)

Cash Used In Investing Activities
Payments for Qualtech acquisition, net of cash acquired	-	(86,520)
Purchases of property and equipment, net	(100,220)	(308,338)
Net Cash Used In Investing Activities	(100,220)	(394,858)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	2,236,301	-
Proceeds from the exercise of options and warrants	9,100	2,609,808
Other financing fees	-	(41,562)
Stock issuance costs	(25,499)	-
Preferred stock dividends	(191,359)	-
Net amounts paid on notes payable	-	(856,666)
Net amounts (paid) borrowed under revolving lines of credit	(710,000)	1,679,000
Net Cash Provided By Financing Activities	1,318,543	3,390,580

Net Increase (Decrease) In Cash And Cash Equivalents	430,065	(304,577)

Cash And Cash Equivalents - Beginning Of Period	153,794	844,939
Cash And Cash Equivalents - End of Period	$583,859	$540,362

See the accompanying notes to condensed consolidated financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	31,172,716	28,581,383	29,774,939	27,978,920
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Redeemable preferred stock	-	-	-	-
Diluted	31,172,716	28,581,383	29,774,939	27,978,920

For the three months ended September 30, 2006 and 2005, the Company excluded weighted average common share equivalents related to stock options of 1,088,813 and 1,386,352, respectively, weighted average common share equivalents related to stock warrants of 0 and 257,572, respectively, and redeemable preferred stock of 1,911,111 and 0, respectively, because their effect would be anti-dilutive.

For the nine months ended September 30, 2006 and 2005, the Company excluded weighted average common share equivalents related to stock options of 1,135,519 and 1,885,786, respectively, weighted average common share equivalents related to stock warrants of 0 and 1,326,177, respectively, and redeemable preferred stock of 1,911,111 and 0, respectively, because their effect would be anti-dilutive.

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

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan. Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees. The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted between 2001 and 2005 vest upon issuance or up to five years from date of issuance and expire in either five years or ten years from date of vesting. No stock options were granted during the three and nine months ended September 30, 2006. When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The expense is then recorded straight-line over the vesting period.

Our net income for the three and nine months ended September 30, 2006 includes compensation costs of $3,299 and $13,229, respectively. As of September 30, 2006, there was approximately $29,000 of total unrecognized compensation costs related to stock options. These costs will be recognized over the next five years.

A summary of option activity for the nine months ended September 30, 2006 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2005	12,567	$1.92	8.2	$3,863
Granted	-	-
Exercised	(350)	.026
Canceled	-	-
Forfeited	(25)	1.54

Balance, September 30, 2006	12,192	$1.97	8.0	$3,121

Substantially all of the Company’s outstanding stock options are currently exercisable.

During the nine months ended September 30, 2006 and 2005, the following stock option activity occurred:

	Nine Months Ended September 30,
	2006	2005
Total intrinsic value of stock options exercised	$635,900	$2,645,756

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $9,100 and $1,259,809, respectively. As of September 30, 2006, an aggregate of 4,166,862 shares were authorized for future grants under our flexible stock plan. When options are exercised, new shares are issued. Option grants that expire or forfeited without exercise become available under the plan.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for periods presented prior to the Company's adoption of Statement 123R:

Nine Months Ended September 30,
2005

Net loss, as reported	$(1,224,308)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	11,590
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,103,927)
Pro forma net loss	$(8,316,625)
Loss per share:
Basic - as reported	$(0.04)
Diluted - as reported	$(0.04)
Basic - Pro forma	$(0.30)
Diluted - Pro forma	$(0.30)

The weighted average per share fair value of the options granted was $2.02 for the nine months ended September 30, 2005. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005

Risk-free interest rate	4.1%
Expected option life	5 years
Expected volatility	95.5%
Expected dividend yields	0%

3.    INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$5,375,518	$3,144,515
Inventory in transit	297,264	1,041,789
Allowance for excess and obsolescence	(56,000)	(50,000)
	$5,616,782	$4,136,304

4.     FINANCING

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at September 30, 2006 was $1,328,500. Interest on this loan is payable monthly at the prime rate plus one percent (9.25% at September 30, 2006), with all principal and interest due April 1, 2007. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The revolving line of credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. At September 30, 2006, the Company was in compliance with all covenants.

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

Based on the revised calculations, as of December 31, 2005, the Company has approximately $4.4 million of net operating loss carryforward for federal income tax purposes.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues
Data Security and Compliance	$5,032,395	$4,589,282	$15,304,361	$10,017,187
Data Center Hardware	2,994,740	3,727,327	15,474,106	13,576,611
Data Center Maintenance	1,348,975	958,773	3,513,997	2,506,614
Intersegment Elimination	(10,400)	(527,981)	(451,290)	(1,088,896)

Consolidated Total	$9,365,710	$8,747,401	$33,841,174	$25,011,516

Loss before Benefit for Income Taxes
Data Security and Compliance	$(689,027)	$(759,193)	$(2,117,845)	$(2,733,386)
Data Center Hardware	5,564	(33,023)	814,286	346,943
Data Center Maintenance	402,291	282,472	918,671	670,841

Consolidated Total	$(281,172)	$(509,744)	$(384,888)	$(1,715,602)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	%	%	%	%
Product Revenue	85.0	89.0	88.7	89.6
Service Revenue	15.0	11.0	11.3	10.4
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	70.5	74.1	74.1	74.6
Cost Of Services Sold	5.3	4.4	3.8	3.9
Cost Of Products and Services Sold	75.8	78.5	77.9	78.5
Gross Profit	24.2	21.5	22.1	21.5
Selling, General And Administrative Expenses	24.7	24.7	21.2	26.2
Depreciation And Amortization	1.9	1.9	1.5	1.8
Interest Expense, net	0.6	0.7	0.5	0.4
Loss Before Benefit For Income Taxes	(3.0)	(5.8)	(1.1)	(6.9)
Benefit For Income Taxes	(1.3)	(1.3)	(0.3)	(2.0)
Net Loss	(1.7)	(4.5)	(0.8)	(4.9)

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenue for the quarter ended September 30, 2006 was $9,365,710 compared to revenue of $8,747,401 for the quarter ended September 30, 2005, a $618,309 increase, or 7.1%. Revenue in our Data Security and Compliance segment for the quarter ended September 30, 2006 increased to $5,032,395 from $4,589,282 for the quarter ended September 30, 2005, a $443,113 increase, or 9.7%. This was the result of an increase of an increase in our wholesale remarketing revenue as well as new and existing corporate customers utilizing our full suite of services. Revenue in our Data Center Hardware Segment for the quarter ended September 30, 2006 decreased to $2,994,740 from $3,727,327 for the quarter ended September 30, 2005, a $732,587 decrease, or 19.7%. This decrease resulted from some of our clients and prospective clients delaying their data migration due to issues that were out of our control. Revenue in our Data Center Maintenance Services segment increased to $1,348,975 for the quarter ended September 30, 2006 from $958,773 for the quarter ended September 30, 2005, a $390,202 increase, or 40.7%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Revenue
Products	$7,964,854	$7,785,407
Services	1,400,856	961,994
Total Revenue	$9,365,710	$8,747,401

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

Gross profit for the quarter ended September 30, 2006 was $2,262,156 compared to a gross profit of $1,883,371 for the quarter ended September 30, 2005, a $378,785 increase, or 20.1%. Gross profit in our Data Security and Compliance segment for the quarter ended September 30, 2006 increased to $591,081 from $568,237 for the quarter ended September 30, 2005, a $22,844 increase, or 4.0%. Gross profit in our Data Center Hardware segment for the quarter ended September 30, 2006 increased to $760,469 from $696,606 for the quarter ended September 30, 2005, a $63,863 increase, or 9.2%. Gross profit in our Data Center Maintenance segment for the quarter ended September 30, 2006 increased to $910,606 from $618,527 for the quarter ended September 30, 2005, a $292,079 increase, or 47.2%.

Gross margin for the quarter ended September 30, 2006 was 24.2% compared to a gross margin of 21.5% for the quarter ended September 30, 2005. Gross margin in our Data Security and Compliance segment for the quarter ended September 30, 2006 was 11.7% compared to a gross margin of 12.4% for the quarter ended September 30, 2005. The improvement in our gross profit reflects the overall increase in business, while the slight margin compression was due to product mix. Gross margin in our Data Center Hardware segment for the quarter ended September 30, 2006 was 25.4% of revenue compared to 18.7% of revenue for the quarter ended September 30, 2005. Gross profit increased and margins increased as the result of sales where the margins realized were higher. Gross margin in our Data Center Maintenance segment for the quarter ended September 30, 2006 was 67.5% of revenue compared to a gross margin of 64.5% for the quarter ended September 30, 2005. Gross profit increased as well as margins as we expanded our customer base and added additional hardware under maintenance that will be serviced by existing maintenance engineers.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $2,312,095 compared to selling, general and administrative expenses of $2,163,978 for the quarter ended September 30, 2005, a $148,117 increase, or 6.8%. The slight increase demonstrates the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the quarter ended September 30, 2006 was $174,752 compared to depreciation and amortization of $165,269 for the quarter ended September 30, 2005, a $9,483 increase, or 5.7%. This increase was the result of depreciation on fixed assets purchased during 2005, and the first nine months of 2006.

Interest expense for the quarter ended September 30, 2006 was $56,481 compared to interest expense of $63,868 for the quarter ended September 30, 2005, a $7,387 decrease, commensurate with a decrease in the level of the Company’s borrowings offset by an increase in the rate of interest.

The Company recorded a federal tax benefit and state tax expense for the three months ended September 30, 2006 and 2005. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $33,841,174 compared to revenue of

$25,011,516 for the nine months ended September 30, 2005, an $8,829,658 increase, or 35.3%. Revenue in our Data Security and Compliance segment for the nine months ended September 30, 2006 increased to $15,304,362 from $10,017,187 for the nine months ended September 30, 2005, a $5,287,175 increase, or 52.8%. This was the result of a substantial increase in our wholesale remarketing revenues as well as new and existing corporate customers utilizing our full suite of services. Revenue in our Data Center Hardware Segment for the nine months ended September 30, 2006 increased to $15,474,106 from $13,576,611 for the nine months ended September 30, 2005, a $1,897,495 increase, or 14.0%. This division’s revenue growth benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients. Revenue in our Data Center Maintenance Services segment increased to $3,513,997 for the nine months ended September 30, 2006 from $2,506,614 for the nine months ended September 30, 2005, a $1,007,383 increase, or 40.2%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Revenue
Products	$30,002,721	$22,408,922
Services	3,838,453	2,602,594
Total Revenue	$33,841,174	$25,011,516

Gross profit for the nine months ended September 30, 2006 was $7,490,815 compared to a gross profit of $5,389,828 for the nine months ended September 30, 2005, a $2,100,987 increase, or 39.0%. Gross profit in our Data Security and Compliance segment for the nine months ended September 30, 2006 increased to $2,031,607 from $1,057,723 for the nine months ended September 30, 2005, a $973,884 increase, or 92.1%. Gross profit in our Data Center Hardware segment for the nine months ended September 30, 2006 increased to $3,072,499 from $2,644,085 for the nine months ended September 30, 2005, a $428,414 increase, or 16.2%. Gross profit in our Data Center Maintenance segment for the nine months ended September 30, 2006 increased to $2,386,709 from $1,688,020 for the nine months ended September 30, 2005, a $698,689 increase, or 41.4%.

Gross margin for the nine months ended September 30, 2006 was 22.1% compared to a gross margin of 21.5% for the nine months ended September 30, 2005. Gross margin in our Data Security and Compliance segment for the nine months ended September 30, 2006 was 13.3% compared to a gross margin of 10.6% for the nine months ended September 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services. Gross margin in our Data Center Hardware segment for the nine months ended September 30, 2006 was 19.9% of revenue compared to 19.5% of revenue for the nine months ended September 30, 2005. Gross profit increased and margins increased as the result of a few sales where the margins realized were higher. Gross margin in our Data Center Maintenance segment for the nine months ended September 30, 2006 was 67.9% of revenue compared to a gross margin of 67.3% for the nine months ended September 30, 2005. Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $7,203,007 compared to selling, general and administrative expenses of $6,548,050 for the nine months ended September 30, 2005, a $654,957 increase, or 10.0%. The increase was mainly the result of an increase in our allowance for doubtful accounts. In the first quarter of 2006 we took a charge of $448,000 from a single customer and against whom QSGI is pursuing recourse. Excluding the increase in the allowance for doubtful accounts, selling, general and administrative expenses were relatively flat demonstrating the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the nine months ended September 30, 2006 was $516,432 compared to depreciation and amortization of $466,212 for the nine months ended September 30, 2005, a $50,220 increase, or 10.8%. This increase was the result of depreciation on fixed assets purchased during 2005, and the first nine months of 2006.

Interest expense for the nine months ended September 30, 2006 was $156,264 compared to interest expense of $91,168 for the nine months ended September 30, 2005, a $65,096 increase, commensurate with an increase in the level of the Company’s borrowings and an increase in the rate of interest.

The Company recorded a federal tax benefit for the nine months ended September 30, 2006 and 2005. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

In the second quarter of 2006, during preparation of the Company’s federal income tax return for the year ended December 31, 2005, it was discovered that certain compensation deductions related to the exercise of stock options, totaling approximately $2.3 million, were excluded from the Company’s tax provision prepared at December 31, 2005.

The impact of these additional deductions was to increase the deferred tax asset by approximately $870,000. The Company determined that, had these facts been known during the original preparation of the tax provision for the year ended December 31, 2005, a valuation allowance would have been provided against these additional deferred tax assets. Because there was no net balance sheet or income statement impact, the Company recorded these adjustments to its deferred tax accounts at September 30, 2006, and prior periods were not adjusted. Should the Company determine in the future that the deferred tax asset valuation allowance should be reversed, it will result in an increase to additional paid-in capital, with no impact on the tax provision.

Based on the revised calculations, as of December 31, 2005, the Company has approximately $4.4 million of net operating loss carryforward for federal income tax purposes.

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

Data Security & Compliance Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$5,032,395	$4,589,282	$15,304,362	$10,017,187
Gross Profit	591,081	568,237	2,031,607	1,057,723
Selling, General And Administrative Expenses	1,164,326	1,210,290	3,820,010	3,575,973
Depreciation And Amortization	59,253	52,188	171,946	131,326
Loss Before Benefit For Income Taxes	(689,028)	(759,193)	(2,117,846)	(2,733,386)

Segment Assets	9,458,595	6,586,613	9,458,595	6,586,613
Goodwill	-	-	-	-
Expenditures for Property and Equipment	30,996	62,310	85,568	256,007

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenue in our Data Security and Compliance segment for the quarter ended September 30, 2006 increased to $5,032,395 from $4,589,282 for the quarter ended September 30, 2005, a $443,113 increase, or 9.7%. This was the result of a substantial increase in our wholesale remarketing revenues as well as new and existing corporate customers utilizing our full suite of services.

Gross profit in our Data Security and Compliance segment for the quarter ended September 30, 2006 increased to $591,081 from $568,237 for the quarter ended September 30, 2005, a $22,844 increase, or 4.0%. Gross margin in our Data Security and Compliance segment for the quarter ended September 30, 2006 was 11.7% compared to a gross margin of 12.4% for the quarter ended September 30, 2005. The improvement in our gross profit reflects the overall increase in business, while the slight margin compression was due to product mix.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $1,164,326 compared to selling, general and administrative expenses of $1,210,290 for the quarter ended September 30, 2005, a $45,964 decrease, or 3.8%. The decrease was the result of strict cost containment and demonstrates the relatively fixed cost nature of our business as revenues continue to grow.

Depreciation and amortization for the quarter ended September 30, 2006 was $59,253 compared to depreciation and amortization of $52,188 for the quarter ended September 30, 2005, a $7,065 increase, or 13.5%. This increase was the result of depreciation on fixed assets purchased during 2006 and 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $15,304,362 compared to revenue of $10,017,187 for the nine months ended September 30, 2005, a $5,287,175 increase, or 52.8%. This was the result of a substantial increase in our wholesale remarketing revenue as well as new and existing corporate customers utilizing our full suite of services.

Gross profit for the nine months ended September 30, 2006 was $2,031,607 compared to gross profit of $1,057,723 for the nine months ended September 30, 2005, a $973,884 increase, or 92.1%. Gross margin in our Data Security and Compliance segment for the nine months ended September 30, 2006 was 13.3% compared to a gross margin of 10.6% for the nine months ended September 30, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing business, while holding down our semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher-margin data security services.

Selling, general and administrative expenses for the nine months ended September 30, 2006 was $3,820,010 as compared to selling, general and administrative expenses for the nine months ended September 30, 2005 of $3,575,973, a $244,037 increase, or 6.8%. Selling, general and administrative expenses increased as a result of a one time increase in our allowance for doubtful accounts taken in the first quarter of 2006 whereby we took a charge of $349,000 from a single customer and against whom QSGI is pursuing recourse. We have joined a group of other creditors alleging that we have been unwitting victims of fraudulent activities with respect to the sale of IT equipment and the related collection of receivables.

Depreciation and amortization for the nine months ended September 30, 2006 was $171,946 compared to depreciation and amortization of $131,326 for the nine months ended September 30, 2005, a $40,620 increase, or 30.9%. This increase was the result of depreciation on fixed assets purchased during 2005 and the first nine months of 2006.

Data Center Hardware Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$2,994,740	$3,727,327	$15,474,106	$13,576,611
Gross Profit	760,469	696,606	3,072,499	2,644,085
Selling, General And Administrative Expenses	655,185	632,848	1,962,125	2,000,336
Depreciation And Amortization	99,771	97,865	297,460	289,448
Income (Loss) Before Provision (Benefit) For Income Taxes	5,564	(33,023)	814,286	346,943

Segment Assets	11,225,247	7,976,602	11,225,247	7,976,602
Goodwill	6,116,707	2,957,194	6,116,707	2,957,194
Expenditures for Property and Equipment	4,157	3,502	16,564	48,391

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenue for the quarter ended September 30, 2006 was $2,994,740 compared to revenue of $3,727,327 for the quarter ended September 30, 2005, a $732,587 decrease, or 19.7%. Since hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle, the timing of shipments can have an impact on a particular quarter. This quarter's decrease resulted from some of our clients and prospective clients delaying their data migration due to issues that were out of our control.

Gross profit for the quarter ended September 30, 2006 was $760,469 compared to gross profit of $696,606 for the quarter ended September 30, 2005, a $63,863 increase, or 9.2%. Gross margin in our Data Center Hardware segment for the quarter ended September 30, 2006 was 25.4% of revenue compared to 18.7% of revenue for the quarter ended September 30, 2005. Gross profit increased and margins increased as a result of sales where the margins realized were higher.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $655,185 compared to selling, general and administrative expenses of $632,848 for the quarter ended September 30, 2005, a $22,337 increase, or 3.5%. This minimal increase was the result of a strict cost containment policy instituted at the beginning of 2006.

Depreciation and amortization for the quarter ended September 30, 2006 was $99,771 compared to depreciation and amortization of $97,865 for the quarter ended September 30, 2005, a $1,906 increase, or 1.9%. This increase was the result of depreciation on fixed assets purchased during 2006 and 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $15,474,106 compared to revenue of $13,576,611 for the nine months ended September 30, 2005, a $1,897,495 increase, or 14.0%. Hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle and the timing of shipments. This segment’s revenue growth has benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients.

Gross profit for the nine months ended September 30, 2006 was $3,072,499 compared to gross profit of $2,644,085 for the nine months ended September 30, 2005, a $428,414 increase, or 16.2%. Gross margin in our Data Center Hardware segment for the nine months ended September 30, 2006 was 19.9% of revenue compared to 19.5% of revenue for the nine months ended September 30, 2005. Gross profit increased and margins increased as the result of additional revenue and expanded margins.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,962,125 compared to selling, general and administrative expenses of $2,000,336 for the nine months ended September 30, 2005, a $38,211 decrease, or (1.9%). The decrease was the result of a strict cost containment policy instituted at the beginning of 2006.

Depreciation and amortization for the nine months ended September 30, 2006 was $297,460 compared to depreciation and amortization of $289,448 for the nine months ended September 30, 2005, an $8,012 increase, or 2.8%. This increase was the result of depreciation on fixed assets purchased during 2006 and 2005.

Data Center Maintenance Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$1,348,975	$958,773	$3,513,997	$2,506,614
Gross Profit	910,606	618,527	2,386,709	1,688,020
Selling, General And Administrative Expenses	492,585	320,840	1,420,872	971,741
Depreciation And Amortization	15,729	15,216	47,027	45,438
Income Before Provision For Income Taxes	402,291	282,472	918,671	670,841

Segment Assets	1,505,684	1,804,103	1,505,684	1,804,103
Goodwill	527,696	255,120	527,696	255,120
Expenditures for Property and Equipment	-	1,264	6,137	3,941

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenue for the quarter ended September 30, 2006 was $1,348,975 compared to revenue of $958,773 for the quarter ended September 30, 2005, a $390,202 increase, or 40.7%. This was the result of signing additional service contracts with new and existing customers this quarter as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the quarter ended September 30, 2006 was $910,606 compared to gross profit of $618,527 for the quarter ended September 30, 2005, a $292,079 increase, or 47.2%. Gross margin for the quarter ended September 30, 2006 was 67.5% of revenue compared to a gross margin of 64.5% for the quarter ended September 30, 2005. Gross profit increased as well as margins as we expanded our customer base and added additional hardware under maintenance that will be serviced by existing maintenance engineers.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $492,585 compared to selling, general and administrative expenses of $320,840 for the quarter ended September 30, 2005, a $171,745 increase, or 53.5%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the quarter ended September 30, 2006 was $15,729 compared to depreciation and amortization of $15,216 for the quarter ended September 30, 2005, a $513 increase, or 3.4%. This increase was the result of depreciation on fixed assets purchased during 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $3,513,997 compared to revenue of $2,506,614 for the nine months ended September 30, 2005, a $1,007,383 increase, or 40.2%. This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the nine months ended September 30, 2006 was $2,386,709 compared to gross profit of $1,688,020 for the nine months ended September 30, 2005, a $698,689 increase, or 41.4%. Gross margin for the nine months ended September 30, 2006 was 67.9% of revenue compared to a gross margin of 67.3% for the nine months ended September 30, 2005. Gross profit increased as well as margins as we expanded our customer base and added additional hardware under maintenance that will be serviced by existing maintenance engineers.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,420,872 compared to selling, general and administrative expenses of $971,741 for the nine months ended September 30, 2005, a $449,131 increase, or 46.2%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the nine months ended September 30, 2006 was $47,027 compared to depreciation and amortization of $45,438 for the nine months ended September 30, 2005, a $1,589 increase, or 3.5%. This increase was the result of depreciation on fixed assets purchased during 2005 and this year.

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

Liquidity and Capital Resources

Net cash used in operating activities in the nine months ended September 30, 2006 and 2005 was $788,258 and $3,300,299, respectively. Net cash used in operating activities during the nine month period ended September 30, 2006 was primarily as a result of a net loss, an increase in inventories and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable. The decrease in our receivables was mainly attributable to tighter credit controls established and better collections and an increase in our allowance for doubtful accounts. The increase in inventory was due to new product purchases supporting our elevated revenue base. The increase in deferred revenue was due to an increase in our newly signed contracts. Net cash used in operating activities during the nine month period ended September 30, 2005 was primarily as a result of a net loss, an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses and other assets offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $100,220 and $394,858, respectively. Net cash used in investing activities in the nine months ended September 30, 2006 was for the purchase of fixed assets. Net cash used in investing activities in the nine months ended September 30, 2005 was for the purchase of fixed assets and an adjustment to the purchase price of the Qualtech acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005, was $1,318,543 and $3,390,580, respectively. Net cash provided by financing activities during the nine month period ended September 30, 2006 was the result of proceeds from the issuance of redeemable preferred stock offset by payments made under our revolving line of credit and stock issuance costs. Net cash provided by financing activities in the nine months ended September 30, 2005 was the result of the exercise of stock options and stock warrants, net amounts borrowed under our line of credit, reduced by net amounts paid notes payable.

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

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2006 and 2005 and do not expect any in the remainder of fiscal 2006. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-QSB. In this Form 10-QSB for the quarter ended September 30, 2006, we are reporting a control weakness related to our corporate tax accounting function. This weakness relates specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report, in a timely manner, non-routine and complex transactions. This deficiency resulted in errors in the Company’s accounting for deferred income taxes. These errors were not considered material enough to adjust prior period financial statements and were adjusted in the second quarter of 2006. However, this control weakness, if gone uncorrected, could result in a material financial statement misstatement. Upon identification of this control weakness, immediate corrective action was undertaken. Remediation will include the following:

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

As of September 30, 2006, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. Based on the information discussed above, our CEO and CFO have concluded these controls are not effective. Other than the remediation plans discussed above, there have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation. Our efforts to strengthen financial and internal controls continue.

Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to legal proceedings, which arise from time to time in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company. Such estimate of potential impact on the Company could change in the future depending upon matters in suit and the course of specific litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2005, an annual meeting of our stockholders was held for the following purposes:

(1) To elect seven members to the Company’s Board of Directors to hold office until their term expires at the Company's Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the vote to elect the seven directors were as follows:

Name of Director	For	Withheld
Marc Sherman	26,481,786	563,587
Seth A. Grossman	26,482,046	563,327
Edward L. Cummings	26,481,796	563,577
R. Keith Elliott	26,482,046	563,327
Robert W. VanHellemont	26,482,046	563,327
Geoffrey A. Smith	26,482,046	563,327
John F. Cunningham	26,482,046	563,327

(2) To vote upon an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of Common shares which the Company is authorized to issue from 55,000,000 to 95,000,000 shares of Common Stock, par value $.01 per share. The proposal received 26,273,097 votes for, 770,162 votes against, and 2,113 abstentions.

(3) To vote upon an amendment to the Company's Amended and Restated Bylaws that would allow for 3 year staggered terms of office for the directors beginning at the Annual Meeting of Stockholders in 2006. The proposal received 8,977,587 votes for, 2,262,558 votes against, and 15,805,228 abstentions.

(4) To ratify the appointment of RubinBrown LLP as the Company's independent certified public accountant for the fiscal year ending December 31, 2006. The proposal received 27,031,898 votes for, 10,000 votes against, and 3,475 abstentions.

All of the proposals were approved.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.    EXHIBITS
Exhibits
See List of Exhibits filed as part of this quarterly report on Form 10-QSB.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI Inc. (Registrant)
Dated: November 14, 2006	By:	/s/ Marc Sherman
Marc Sherman
Chairman and Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
10.8*	Employment and Non-Compete Agreement - Joel Owens
10.9*	Employment and Non-Compete Agreement - Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.

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