Form 10KSB
period 2006-12-31
QSGI INC.
filed 2007-03-26
CIK 27960

As filed with the Securities and Exchange Commission on March 26, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No.: 000-07539

QSGI INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2599131 (I.R.S. Employer Identification No.)

400 Royal Palm Way, Palm Beach, FL 33480
(Address of Principal Executive Offices) (Zip Code)

(561) 835-9747
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

Issuer’s revenues for its most recent fiscal year: $46,408,917

The aggregate market value of the voting stock, $.01 par value, held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 1, 2007, as reported on the OTCBB under the symbol “QSGI.OB,” was approximately $32,731,351 (31,172,716 shares x $1.05 per share). There is no officer who owns more than 10% of the shares of Common Stock.

The number of shares outstanding of each class of our common equity as of March 1, 2007 is as follows:

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

We provide data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets. We offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, servers and enterprise storage systems) have come to the end of their life cycle. These services include:
- Data erasure to Department of Defense standards for hard drives
- Asset Auditing/Life Cycle Management, which allows customers to minimize their overall IT expenditure and maximize their return on investment.
- IT asset remarketing for IT assets with market value
- Environmental compliance (proper recycling or safe disposal) for IT assets

These services can be custom tailored to meet our customer's needs and implemented at QSGI facilities or at one client location or at multiple client-site locations, through the use of one of our client-site solutions including our mobile audit and erasure truck and our client suitcase server.

B.	Data Center Hardware

We are a leading reseller of refurbished enterprise-class hardware and associated peripheral products to companies around the world. We remarket refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products.

C.	Data Center Maintenance

We provide hardware maintenance services for enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

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

The primary services that we offer are:

Data security and regulatory compliance services:
▪	Auditing and Detagging

▪	Erasing of Hard Drive
- Department of Defense standard 3x up to 99X hard drive data erasure with no human intervention
- Automated process that generates a self validated digital certificate of erasure

▪	Tape and Hard Drive Degaussing
- for failed or older storage media, QSGI uses (on-site at a client location or in our QSGI facility) a DoD grade degaussing machine to permanently destroy the storage media.

▪	Regulatory Compliance Certification and Indemnification
- QSGI, through its data security processes, indemnifies our clients for all assets we process.  This is to ensure our clients exceed all federal, state and local regulatory compliance statutes

▪	Real Time Extranet Reporting
- All reporting of assets (processed on-site at a client’s location or in our QSGI facility) is performed online. Clients have access to each asset processed and can track the progress from pick up to final audit and erasure

▪	Remarketing and Revenue Sharing Program
- Remarketing services to reduce or eliminate fees associated with hard drive data erasure and auditing

▪	EPA Compliant Recycling
- All assets that need to be recycled are done via EPA approved partners

Reverse Logistics:
▪	Pack and ship service
▪	Full logistics management

Client-Site Audit & Erasure Solutions:
▪
Eliminating any risk even a single data breach that arises during transport from a client’s company’s facilities is why QSGI’s full suite of services described above, can be provided directly at the client’s facilities. QSGI provides all on-site services tailored to the client’s specific needs any where in the world regardless of the amount of equipment to be processed. QSGI’s current client-site Data Security & Compliance offerings include:

▪	High Volume Solution— Mobile Audit & Erasure Vehicle Solution-All assets that need to be recycled are done via EPA approved partners

▪	Mid Volume Solution— Transportable On-Site Server Solution (OSS)

▪	Low Volume & Multiple/Remote Site Solution— Web-Based Or Wan-Deployed Disk Drive Erasure Solution as well as QSGI’s eraseyourharddrive.com

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

Our Data Security & Compliance group has technical facilities in New Jersey, and sales, marketing and business development offices in New York, New Hampshire, Florida and one foreign country.

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

Businesses that have already made purchasing decisions and saved money in the secondary market understand that there is often a fine line between “latest” technology and “current” technology. IBM, for example, recently introduced the z90 mainframe. This new hardware is able to perform a variety of functions that make it unique and attractive for “early adopters” and those that believe that having the “latest” is best. Others understand, however, that technology that is only one year old can easily meet their data center requirements - that year-old technology is still “current” for their purposes. Yet, the key difference is that those who choose “current” technology (as opposed to “latest”) do not absorb the initial depreciation and may pay only a fraction of the price of “new” technology.

Currently, IBM is the only manufacturer of mainframes in the world marketplace. This gives IBM the luxury of having no competition for new mainframes. The lack of competition for new mainframes creates a unique opportunity for us to sell used mainframes to customers needing to control capital budgets for IT hardware.

Technology that is introduced by IBM is often available in the used marketplace as early as 9-12 months after being introduced as a result of companies merging data centers, upgrading to the latest technology, filing bankruptcy or when hardware goes off lease. In many instances, the hardware is shipped to our offices in Eagan, Minnesota, where it is tested, refurbished and typically upgraded.

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

Our Data Center Hardware group has its technical facilities in Minnesota along with sales and marketing. In addition, it has technical and sales offices in Connecticut, Illinois and Indiana.

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

All training and back-up parts management for Data Center Maintenance is located in Minnesota. In addition, we have technical coverage and sales offices in 20 other states including Arkansas, Colorado, Illinois, Indiana, Kansas, Maine, Missouri, Michigan, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington DC, Wisconsin and Wyoming.

Dependence on Major Customers

With the exception of several of our hardware maintenance contracts and data security contracts, which can be up to three years in length, we do not have any exclusive long-term arrangements with our customers for the continued sales of our products or services. At present, we operate primarily in the United States and have minimal assets in foreign countries.

We sell and deliver our technology services to customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2006 and 2005, sales to our top ten customers comprised 44% and 37% of our revenue, respectively. In 2005, Keystone Memory Group, a “related party” for accounting purposes, was one of our top ten customers.

A portion of our revenues is also derived from export sales. For the years ended December 31, 2006, and 2005, export sales comprised 14% and 7% of revenue, respectively.

Backlog

Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis could have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Employees

As of March 1, 2007, we employed 68 full-time and 17 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

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

Recent Developments

Change in Authorized Share Capital

On September 18, 2006, the majority shareholders approved an increase in the number of common shares which the Corporation is authorized to issue from Fifty-five Million (55,000,000) shares of Common Stock, par value $.01 per share, to Ninety-five Million (95,000,000) shares of Common Stock, par value $.01 per share. No change was made to the Five Million (5,000,000) shares of Preferred Stock, par value $.01 per share that the Company is authorized to issue.

Other Information

As of February 14, 2005, Joel L. Owens resigned as Chief Operating Officer. He continues his employment as Executive Vice-President of the Company’s Data Center Hardware and Data Center Services groups.

On March 14, 2005, Seth A. Grossman, a member of the Company’s Board of Directors, was appointed President and Chief Operating Officer. He continues as a member of the Board of Directors.

On May 3, 2005, the Company entered into a revolving line of credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Interest on this loan is payable monthly at the prime rate plus one percent (8.25% at December 31, 2005), with all principal and interest due April 1, 2007. This credit agreement was paid off and replaced on January 17, 2007 when the company entered into a revolving line of credit agreement with Wells Fargo N.A. that provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of inventories, with eligible inventories not to exceed $3,000,000.

On September 7, 2005, John F. Cunningham was appointed as a member of our board of directors to fill a vacancy, as the company expanded the board to seven members. On September 12, 2005, Geoffrey A. Smith was appointed a member of our board to fill a vacancy, as the Company expanded the board to seven members.

On September 13, 2005, the Company was confirmed on the Archipelago ExchangeSM (ArcaEx®), and began trading on September 15, 2005, under the symbol “QGI.” The Company had previously been listed on the OTC Bulletin Board under the symbol “WSRT.OB.” On November 29, 2006, the Company voluntarily elected to de-list from the Archipelago Exchange and resume its previous listing on the OTC Bulletin Board under the symbol “QSGI.OB”.

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

On June 22, 2006, under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, additional merger consideration was paid to the selling shareholders. The selling shareholders were entitled to receive additional merger consideration in the form of restricted shares of the Company. 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

Item 2.  Description of Property

Our Data Security and Compliance segment leases approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $174,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This facility, with approximately 34,000 feet of warehouse space, is in good condition and ideally suited to our business. This lease expires in September 2011. In addition, the company leases additional warehouse space pursuant to a month to month lease at a monthly rental of $1,500. These warehouses have sufficient capacity for our current and estimated future business needs.

This segment also leases the following space:

1.	In Portsmouth, New Hampshire approximately 1,400 square feet of office space pursuant to a three-year lease at a current annual rental of approximately $30,000. This lease expires in October 2007.

2.
In New York, New York approximately 250 square feet of office space and shared services pursuant to a one-year lease at a current annual rental of approximately $31,000. This lease expires in August 2007.

3.	In Palm Beach, Florida approximately 1,600 square feet of office space pursuant to a 27 month lease at a current annual rental of approximately $54,000. This lease expires in March, 2007.

Our Data Center Hardware and Data Center Maintenance segments lease approximately 30,000 square feet of general warehouse and office space in Eagan, Minnesota pursuant to a five-year lease at a current rental of approximately $15,000 per month. This facility is in good condition and ideally suited to our existing business and has adequate and sufficient capacity for our current and estimated future business needs. This lease expires in October 2009.

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

On January 31, 2005, the Delaware Supreme Court affirmed the Chancery Court’s June 25, 2004 decision.

On March 15, 2005, all claims and litigation between Mr. Loppert and the Company and Messrs. Sherman, Cummings, Saracino and Sheerr were resolved pursuant to an agreement. The Company, Mr. Loppert and each party released all opposing parties for all claims existing as of the date of settlement.

The Company is the Plaintiff in a suit now pending in the United States District Court, Southern District of Florida, QSGI v. Anysystems, et. al. In this suit, the Company seeks damages for losses incurred as a result of the Company's dealings and interactions with the named Defendants. The Company seeks compensatory damages of approximately $458,000.00, interest, attorneys fees and if allowed by the court, punitive damages. As of December 31, 2006, the Company has fully reserved for the loss.

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company. The estimate of potential impact on the Company could change in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder matters

Market Information

The Company’s Common Stock is listed on the OTC Bulletin Board under the symbol “QSGI.OB.” Our Common Stock became listed on this exchange on November 29, 2006. Prior to that date, our stock was listed on the ArcaEx exchange under the symbol “QGI.”

The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company’s Common Stock as reported on the OTC Bulletin Board.

Years Ended December 31, 2006	High	Low
First Quarter	$ 2.10	$ 1.55
Second Quarter	1.85	1.27
Third Quarter	1.74	1.26
Fourth Quarter	1.56	0.95

Years Ended December 31, 2005
First Quarter	$ 4.40	$ 2.50
Second Quarter	2.80	1.37
Third Quarter	2.31	1.47
Fourth Quarter	1.75	1.00

Holders

As of March 1, 2007, there were approximately 3,300 holders of record of the Company’s Common Stock and the closing price was $1.05. Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company intends to use any earnings, which may be generated, to finance the growth of the businesses.

During 2006, the Company paid $256,389 in dividends on its redeemable convertible preferred stock. The 6% dividend is payable quarterly in cash or additional preferred securities at the Company’s option. The company chose to pay all 2006 dividends in cash.

The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2006, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	8,421,834	$1.879	4,111,862

Equity compensation plans not approved by security holders	3,800,000	$2.177	-

Total	12,221,834	$1.972	4,111,862

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

These shares were issued to the persons listed below in connection with (1)(2)(3) Private Placement Shares, (4) the acquisition, (5) the exercise of stock options, (6) the exercise of stock warrants, (7) services rendered, or (8) the acquisition.

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares

Stanley Adelman	July - 03	1	1	Private Placement Shares	5,000
Harvey Albert	July - 03	1	1	Private Placement Shares	15,000
Mike Belise & Linda A Gary	July - 03	1	2	Private Placement Shares	71,429
Bismark Intervest, Inc.	July - 03	1	1	Private Placement Shares	300,000
Edward L. Cummings	July - 03	1	1	Private Placement Shares	61,200
John R. Doss	July - 03	1	1	Private Placement Shares	300,000
Steven Gadon & Barbara Gadon	July - 03	1	2	Private Placement Shares	85,000
Andrew L. Granat	July - 03	1	1	Private Placement Shares	15,000
Alan J Haber	July - 03	1	1	Private Placement Shares	3,000
Barry S. Hanburger	July - 03	1	1	Private Placement Shares	2,500
Bernard & Carol Harris, JT TEN WROS	July - 03	1	2	Private Placement Shares	2,000
John D. Wright, cust for Jonathan Martin Harris, Minor	July - 03	1	1	Private Placement Shares	1,000
Rodney D. and Linda L. Johnson, JT TEN WROS	July - 03	1	1	Private Placement Shares	2,000
Craig G. Langweiler	July - 03	1	2	Private Placement Shares	10,000
Monte Lang & Lillian M Lang, JT TEN WROS	July - 03	1	2	Private Placement Shares	30,000
Max & Delayne Loppert, JT TEN WROS	July - 03	1	1	Private Placement Shares	70,000
Anne E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	1	1	Private Placement Shares	43,500
Jeffrey E.B. Loppert, Minor, David A. Loppert, Custodian	July - 03	1	1	Private Placement Shares	43,500
Martin Miller	July - 03	1	1	Private Placement Shares	2,857

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares

Robert & Penni Parker, JT TEN WROS	July - 03	1	2	Private Placement Shares	14,300
RBC Dain Rauscher Custodian, FBO Harvey Albert IRA	July - 03	1	1	Private Placement Shares	20,000
Lois G. Rosenberg	July - 03	1	1	Private Placement Shares	500
Paul Rosen & Wendy Rosen	July - 03	1	2	Private Placement Shares	85,000
Carl Saracino	July - 03	1	1	Private Placement Shares	15,000
Philip & Lilyan Sherman, JT TEN WROS	July - 03	1	2	Private Placement Shares	20,000
Michael P. Sheerr	July - 03	1	1	Private Placement Shares	44,000
Alexandra J. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,433
Maximilian B. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,433
Zachary T. Sherman, Minor, Marc Sherman Custodian	July - 03	1	1	Private Placement Shares	28,434
Jonathan E. Stoll	July - 03	1	1	Private Placement Shares	2,500
Gail M. Thompson	July - 03	1	1	Private Placement Shares	1,000
Jack B. Tull Sr.	July - 03	1	1	Private Placement Shares	3,000
John D. & Dorothy J. Wright, JT TEN WROS	July - 03	1	2	Private Placement Shares	1,000
Bismark Intervest, Inc.	July - 03	2	1	Private Placement Shares	100,000
Edith Newman Revocable Trust	July - 03	2	1	Private Placement Shares	20,000
Paul Lee Newman Roth IRA	July - 03	2	1	Private Placement Shares	50,000
Paul Lee Newman	July - 03	2	1	Private Placement Shares	30,000
Michael Weiss	May - 04	3	1	Private Placement Shares	83,400
Odin Partners, LP	May - 04	3	1	Private Placement Shares	116,600
Barron Partners, LP	May - 04	3	1	Private Placement Shares	4,833,333
Guerilla Partners, LP	May - 04	3	1	Private Placement Shares	716,600
Guerilla IRA Partners, LP	May - 04	3	1	Private Placement Shares	83,400
Bismark Investment	May - 04	3	1	Private Placement Shares	166,667
Joel Owens	May - 04	4	1	Acquisition	1,715,911
Jolene Owens	May - 04	4	1	Acquisition	241,920
Robert Jackson	Nov - 04	5	1	Exercise of Stock Options	200,000
Carl Saracino	Nov - 04	5	1	Exercise of Stock Options	150,000
Michael Sheerr	Nov - 04	5	1	Exercise of Stock Options	150,000
Guerilla IRA Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	41,700
Guerilla Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	358,300
Odin Partners, LP	Oct - 04	6	1	Exercise of Stock Warrants	58,300
Michael Weiss	Oct - 04	6	1	Exercise of Stock Warrants	41,700
Andrew T. Trailor	Jul - 04	7	1	Shares Issued for Services	35,140
Duncan J Farmer	Jul - 04	7	1	Shares Issued for Services	35,141
Alan Burger	Jul - 04	7	1	Shares Issued for Services	35,141
Andrew T. Trailor	Dec - 04	7	1	Shares Issued for Services	6,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 04	7	2	Shares Issued for Services	6,000

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares

Duncan J Farmer	Dec - 04	7	1	Shares Issued for Services	6,000
Lois Rosenberg	Jan - 05	5	1	Exercise of Stock Options	125,000
Robert Jackson	Jan - 05	5	1	Exercise of Stock Options	75,000
David A. Loppert	Jan - 05	5	1	Exercise of Stock Options	375,000
Brian Cockerham	Feb - 05	5	N	Exercise of Stock Options	10,000
Eleanor Macdonald	Feb - 05	5	1	Exercise of Stock Options	25,000
Wayne Neuls	Feb - 05	5	1	Exercise of Stock Options	25,000
Louis Nuccio	Feb - 05	5	1	Exercise of Stock Options	50,000
Jack Tull	Feb - 05	5	1	Exercise of Stock Options	10,000
David A. Loppert	Mar - 05	5	1	Exercise of Stock Options	1,100,000
David Rubin	Aug - 05	5	1	Exercise of Stock Options	6,666
Dominick & Dominick	Mar - 05	6	1	Exercise of Stock Warrants	400,000
Paul Lee Newman	Mar - 05	6	1	Exercise of Stock Warrants	100,000
Bismark Intervest	Apr - 05	6	1	Exercise of Stock Warrants	183,333
Barron Partners	Apr - 05	6	1	Exercise of Stock Warrants	550,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 05	7	2	Shares Issued for Services	51,375
Duncan J. Farmer	Dec - 05	7	1	Shares Issued for Services	34,250
Michael Sheerr	Jan - 06	5	1	Exercise of Stock Options	100,000
John W. Heilshorn	Feb - 06	7	1	Shares Issued for Services	24,000
Keith L. Lippert	Feb - 06	7	1	Shares Issued for Services	24,000
Whitmer & Worrall, LLC	Mar - 06	7	1	Shares Issued for Services	40,540
Michael Sheerr	Mar - 06	5	1	Exercise of Stock Options	250,000
Joel Owens	Jun - 06	8	1	Acquisition	2,063,545

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

5.	Represents shares issued in connection with the exercise of common stock options.
6.	Represents shares issued in connection with the exercise of common stock warrants.
7.	Represents shares issued for services rendered.
8.
Represents shares used in connection with the payment of additional merger consideration that was due in conjunction with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share.

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

Overview

We are a technology services company. Our Data Security and Compliance services as well as our Data Center Hardware and Data Center Maintenance services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.). Our Data Security and Compliance services offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall Information Technology (IT) expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance (proper recycling or safe disposal) for IT assets. These services can be custom tailored to meet our customer's needs and implemented at QSGI facilities or one client location or at multiple client-site locations, through the use of one of our client-site solutions including our mobile audit and erasure truck and our client suitcase server.

We are a leading reseller of refurbished enterprise-class hardware and associated peripheral products to companies around the world. We remarket refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products.
We also provide hardware maintenance services for enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

Results Of Operations

The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2006 and 2005.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

	%	%
Product Revenue	88.6	90.9
Service Revenue	11.4	9.1
Total Revenue	100.0	100.0
Cost of Products Sold	74.9	76.0
Cost of Services Sold	3.9	3.4
Cost of sales	78.8	79.4
Gross profit	21.2	20.6
Selling, general and administrative expenses	20.8	24.0
Depreciation and amortization	1.5	1.8
Interest expense	0.5	0.4
Income (loss) before provision (benefit) for income taxes	(1.6)	(5.6)
Provision (benefit) for income taxes	(0.5)	(2.1)
Net income (loss)	(1.1)	(3.5)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 was $46,408,917 compared to revenue of $36,386,138 for the year ended December 31, 2005, a $10,022,779 increase, or 27.5%. The increase was the result of organic growth. Revenues increased as we were able to find new sources of product and increased our purchases from our suppliers. This made more products available for sale as we increased our sales staff to help increase our market penetration.

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue
Products	$ 41,111,420	$ 33,085,383
Services	5,297,497	3,300,755
Total Revenue	$ 46,408,917	$ 36,386,138

Our revenue by geographic segment is as follows:

Years Ended December 31,	2006	%	2005	%	Change	% Change

United States	$40,024,087	86%	$33,893,593	93%	$6,130,494	18%
Asia	1,824,038	4%	422,870	1%	1,401,168	331%
Europe	219,608	1%	589,690	2%	(370,082)	(63)%
Africa	602,447	1%	42,275	--	560,172	1,325%
United Kingdom	935,473	2%	188,067	--	747,406	397%
Canada	324,056	1%	203,055	1%	121,001	60%
Middle East	1,823,709	4%	--	--	1,823,709	--
Australia	12,825	--	--	--	12,825	--
South America	642,674	1%	1,046,588	3%	(403,914)	(39)%
Total	$46,408,917	100%	$36,386,138	100%	$10,022,779	28%

We operate primarily in the United States and have minimal assets in foreign countries. However, we sell to customers in foreign countries. For the years ended December 31, 2006 and 2005, export sales comprised approximately 14% and 7% of revenue, respectively. All of our purchases and sales are denominated in US dollars, and we recorded no foreign currency transaction gains or losses during any period. We have a small call center in India where we recorded a small currency loss in our selling, general and administrative expenses.

Gross profit for the year ended December 31, 2006 was $9,860,403 compared to a gross profit of $7,499,969 for the year ended December 31, 2005, a $2,360,434 increase, or 31.5%. Gross margin was 21.2% for the year ended December 31, 2006 compared to 20.6% for the year ended December 31, 2005. Gross profit increased due to organic growth and our ability to hold down our semi-fixed cost of goods sold.

The overall management of computer equipment through out its life cycle represents a growing burden on companies. The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues. Our business has been built to keep companies in compliance with government legislation whether it is HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations. As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.

Selling, general and administrative expenses for the year ended December 31, 2006, were $9,663,812 compared to selling, general and administrative expenses of $8,731,946 for the year ended December 31, 2005, a $931,866 increase, or 10.7%. Selling, general and administrative expense increased as a result of opening a sales office in India, and an increase in the reserve for doubtful accounts.

Depreciation and amortization for the year ended December 31, 2006, was $685,216 compared to depreciation and amortization of $634,014 for the year ended December 31, 2005, a $51,202 increase, or 8.1%. This increase was the result of one full year of depreciation for fixed asset acquisitions and leasehold improvements that occurred throughout 2005 and new additions purchased in 2006.

Interest expense for the year ended December 31, 2006, was $238,985 compared to interest expense of $160,441 for the year ended December 31, 2005, a $78,544 increase, or 49.0%, commensurate with the increase in the Company’s borrowings and increased interest rates in 2006.

The Company recorded a federal tax benefit for the years ended December 31, 2006 and 2005. This benefit was reduced by estimated state tax obligations in jurisdictions where the Company cannot file a consolidated income tax return.

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
- IT asset remarketing for IT assets with market value
- Environmental compliance (proper recycling or safe disposal) for IT assets

These services can be custom tailored to meet our customer’s needs and implemented at QSGI facilities or one client location or at multiple client-site locations, through the use of one of our client-site solutions including our mobile audit and erasure truck and our client suitcase server.

Data Center Hardware

We are a leading reseller of refurbished enterprise-class hardware and associated peripheral products to companies around the world. We remarket refurbished IBM mainframe processors, IBM midrange processors and associated peripherals including tape and disk products and connectivity products.

Data Center Maintenance

We provide hardware maintenance services on enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue	$ 22,013,739	$ 14,922,002
Gross Profit	2,847,658	1,362,219
Selling, General and Administration	5,146,509	4,793,571
Depreciation and Amortization	225,516	186,763
Loss Before Benefit
for Income Taxes	(2,763,369)	(3,772,488)

Segment Assets	8,879,411	6,841,435
Goodwill	-	-
Expenditures for Property and
Equipment	127,087	285,694

Revenue for the year ended December 31, 2006 was $22,013,739 compared to revenue of $14,922,002 for the year ended December 31, 2005, a $7,091,737 increase or 47.5%. Revenues increased as a result of a substantial increase in our wholesale remarketing revenue because we were able to find new sources of product, which made more products available for sale. We also had an increase in the number of new and existing corporate customers utilizing our full suite of services. In the fourth quarter of 2004, we made a critical decision not to remarket wholesale IT equipment for clients that would not ensure that the hard drives they were providing us were properly erased. Although this decision impacted our data security and compliance business in the beginning of 2005, we were determined that the best approach to this situation was to educate our clients about the importance of erasing hard drives. They are now either contracting with us or are providing these services internally. As a result, during the third quarter of 2005, we were able to resume our wholesale remarketing service for some of those clients. This had a full year impact on revenues in 2006.

Gross profit for the year ended December 31, 2006 was $2,847,658 compared to gross profit of $1,362,219 for the year ended December 31, 2005, a $1,485,439 increase or 109.0%. Gross margin for the year ended December 31, 2006 was 12.9% compared to 9.1% for the year ended December 31, 2005. The improvement in our gross profit and gross margin reflects both an increase in our wholesale re-marketing revenues, while holding down our of semi-fixed cost of goods sold, as well as the addition of corporate customers utilizing our full suite of higher margin data security services.

Selling, general and administrative expense for the year ended December 31, 2006 was $5,146,509 compared to selling, general and administrative expense of $4,793,571 for the year ended December 31, 2005, a $352,938 increase or 7.4%. Selling, general and administrative expense increased mostly as a result of a one time increase in our allowance for doubtful accounts taken in the first quarter of 2006 whereby we took a charge of $349,000 from a single customer and against whom QSGI is pursuing recourse, an increase in payroll and related expenses, an increase in consulting and directors fees, an increase in bank and credit card fees offset by a reduction in legal and professional fees and an increase in amounts charged to other subsidiaries to offset corporate overhead.

Depreciation for the year ended December 31, 2006 was $225,516 compared to depreciation of $186,763 for the year ended December 31, 2005, a $38,753 increase or 20.7%. This was the result of one full year of depreciation for fixed asset acquisitions that occurred during 2005 and a portion of the year for 2006.

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue	$ 20,035,133	$ 19,790,233
Gross Profit	3,752,742	4,057,775
Selling, General and Administration	2,580,299	2,601,995
Depreciation and Amortization	397,358	385,820
Income Before Provision
for Income Taxes	775,849	1,063,892

Segment Assets	12,669,721	10,319,668
Goodwill	5,154,782	2,957,193
Expenditures for Property and
Equipment	16,564	62,842

Revenue for the year ended December 31, 2006 was $20,035,133 compared to revenue of $19,790,233 for the year ended December 31, 2005, a $244,900 increase, or 1.2%. Hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle and the timing of shipments. This segment’s revenue growth has benefited from the strength of a few substantial hardware sales to existing data center hardware and data center maintenance clients.

Gross profit for the year ended December 31, 2006 was $3,752,742 compared to gross profit of $4,057,775 for the year ended December 31, 2005, a $305,033 decrease, or 7.5%. Gross margin in our Data Center Hardware segment for the year ended December 31, 2006 was 18.7% of revenue compared to 20.5% of revenue for the year ended December 31, 2005. Gross profit and margins decreased due to the fact that IBM was in the middle of a platform upgrade which put downward pressure on our margins even as we increased revenues.

Selling, general and administrative expenses for the year ended December 31, 2006 were $2,580,299 compared to selling, general and administrative expenses of $2,601,995 for the year ended December 31, 2005, a $21,696 decrease, or 0.8%. The decrease was the result of a strict cost containment policy instituted at the beginning of 2006.

Depreciation and amortization for the year ended December 31, 2006 was $397,358 compared to depreciation and amortization of $385,820 for the year ended December 31, 2005, an $11,538 increase, or 3.0%. This was the result of one full year of depreciation for fixed asset acquisitions that occurred during 2005 and a portion of the year for 2006.

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue	$ 4,847,885	$ 3,096,222
Gross Profit	3,260,003	2,079,974
Selling, General and Administration	1,937,004	1,336,380
Depreciation and Amortization	62,342	61,431
Income Before Provision
for Income Taxes	1,259,910	682,164

Segment Assets	2,629,689	1,249,236
Goodwill	1,489,621	255,121
Expenditures for Property and
Equipment	10,077	3,941

Revenue for the year ended December 31, 2006 was $4,847,885 compared to revenue of $3,096,222 for the year ended December 31, 2005, a $1,751,663 increase, or 56.6%. The increase was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed last year. These contracts are generally one to three years terms.

Gross profit for the year ended December 31, 2006 was $3,260,003 compared to gross profit of $2,079,974 for the year ended December 31, 2005, a $1,180,029 increase, or 56.7%. Gross margin in our Data Center Maintenance segment for the year ended December 31, 2006 was 67.2% of revenue compared to 67.2% of revenue for the year ended December 31, 2005. Gross profit increased as a result of the increase in revenues.

Selling, general and administrative expenses for the year ended December 31, 2006 were $1,937,004 compared to selling, general and administrative expenses of $1,336,380 for the year ended December 31, 2005, a $600,624 increase or decrease, or 44.9%. This increase was mainly the result of additional personnel and compensation, increased insurance expense as revenues and personnel increased and an increase in the amount charged for corporate overhead allocation.

Depreciation and amortization for the year ended December 31, 2006 was $62,342 compared to depreciation and amortization of $61,431 for the year ended December 31, 2005, a $911 increase, or 1.5%. This was the result of one full year of depreciation for fixed asset acquisitions that occurred during 2005 and a portion of the year for 2006.

Liquidity and Capital Resources

Our current ratios at December 31, 2006 and December 31, 2005 were 2.1 to 1 and 1.7 to 1, respectively. Working capital at December 31, 2006 was $7,539,917 compared to $4,858,852 at December 31, 2005. Working capital increased primarily from the proceeds received from the issuance of redeemable preferred stock, the exercise of stock options, and net amounts borrowed under revolving lines of credit. This amount was reduced by financing the operations of the company.

Net cash used in operating activities for the year ended December 31, 2006 was $1,583,230 compared to $5,186,645 of cash used in operating activities for the year ended December 31, 2005. Cash used in operating activities for the year ended December 31, 2006 was primarily a result of an increase in accounts receivable, inventories, deferred taxes and the net loss. This was offset by an increase in accounts payable and accrued expenses, common stock issued for services, and depreciation and amortization. Cash used in operating activities for the year ended December 31, 2005 was primarily a result of an increase in accounts receivable, inventories, deferred taxes and the net loss. This was offset by an increase in payables and accrued expenses, depreciation and amortization, and stock issued for services.

Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $145,454 and $438,997, respectively. For the year ended December 31, 2006, cash was used for the purchase of property and equipment. For the year ended December 31, 2005, cash was used for the purchase of property and equipment and additional payment due for the 2004 acquisition.

Net cash provided by financing activities for the years ended December 31, 2006 and 2005 was $2,207,838 and $4,934,497. For the year ended December 31, 2006, net cash was provided for by proceeds from the issuance of redeemable convertible preferred stock, and net amounts borrowed under revolving lines of credit, reduced by preferred stock dividends. For the year ended December 31, 2005, net cash was provided for by proceeds from the issuance of redeemable preferred stock, the exercise of stock options and warrants, net amounts borrowed under revolving lines of credit and was reduced to pay off notes payable and to repurchase stock warrants.

Since the 2004 acquisition, we have invested in strengthening our infrastructure and have used cash to increase inventory to a level necessary to support our growth. Our accounts receivable increased as a result of strong sales in December 2006. In January 2007, we completed the financing of a new $7.5 million working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million and greatly improved our working capital flexibility. The new revolving line of credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000. Interest on this loan is payable monthly at the prime rate, with all principal and interest due January 24, 2010. The new revolving line-of-credit agreement contains certain financial covenants, including net income requirements as follows:

Period ending	Quarterly net income (loss)	Year to date net income (loss)
March 31, 2007	$(250,000)	$(250,000)
June 30, 2007	500,000	250,000
September 30, 2007	150,000	400,000
December 31, 2007	400,000	800,000

March 31, 2008	100,000	100,000
June 30, 2008	200,000	300,000
September 30, 2008	200,000	500,000
December 31, 2008	300,000	800,000

March 31, 2009	100,000	100,000
June 30, 2009	200,000	300,000
September 30, 2009	200,000	500,000
December 31, 2009	300,000	800,000

If the Company is unable to achieve these covenants on a quarterly basis, it will be considered to be in default of the line-of-credit. If the Company is in default, the lender has the right to terminate the agreement, causing all amounts to become immediately due and payable.

If the Company were to be in default under its line-of-credit agreement, it could pursue certain options, such as negotiating new terms with the financial institution. However, there can be no guarantee that the Company would be able to negotiate new agreements. Additionally, if the Company were to be successful in negotiating new agreements, they could be on terms that are less favorable to the Company than the current line-of-credit agreement.

We believe that the anticipated cash flow from operations and current financing arrangements together with anticipated exercise of stock options and warrants in 2007 will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses although we have not identified any specific acquisition candidates.

We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenses during 2007.

We did not have any significant elements of income or loss not arising from continuing operations in 2006 or 2005 and do not expect any in 2007. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

On June 22, 2006, under the terms of the acquisition agreement, as amended, with Qualtech International Corporation and its affiliate, Qualtech Services Group, Inc. that was completed on May 28, 2004, additional merger consideration was paid to the selling shareholders. The selling shareholders were entitled to receive additional merger consideration in the form of restricted shares of the Company. 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

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

Fluctuations In Future Quarterly Results

We have been in business since October 2001 and have only twenty one quarters of historic quarterly operating results, only five of which have been profitable. Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions. If we fail to effectively manage our business, this could adversely affect our results of operations.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

We operate primarily in the United States and have minimal assets in foreign countries. We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide. For the years ended December 31, 2006 and 2005, our top ten customers accounted for approximately 44% and 37% of our total revenues, respectively. In 2005, one of those customers was Keystone Memory Group, a “related party” for accounting purposes. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.

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

With the exception of several of our maintenance contracts and data security contracts, we do not have any exclusive long-term arrangements with our customers for the continued sales of our products or services. Our failure to acquire additional significant or principal customers or to maintain our relationships with our existing principal customers could have a material adverse effect on our results of operations and cash flows.

For the years ended December 31, 2006 and 2005, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product. For the years ended December 31, 2006 and 2005, export sales comprised 14% and 7% of revenue, respectively. All of our purchases and sales are denominated in US dollars and we recorded no foreign currency transaction gains or losses during any period. We have a small call center in India where we recorded a small currency loss in our selling, general and administrative expenses.

Although we are striving to broaden our market focus to include sales to other markets, both nationally and internationally, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of product to such brokers and remarketers. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

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

We are organized with a small senior management team. If we were to lose the services of one of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals to be:

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

The Company recognizes revenue when it is realized or realizable and earned. The Company provides a limited “DOA Warranty” in connection with some of its product sales. DOA means “Dead On Arrival” and is a commonly used term in the computer industry. If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available. The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option. Based on an internal study by management, we determined that approximately 3% of Company’s sales that are covered under this warranty are returned to the Company. The Company has alternative methods to sell the returned equipment by tearing it down and selling the working components as parts and the non-working components to metal recyclers. The alternative sales methods are rarely below the original cost of the equipment. The Company has not had any significant differences for the years ended December 31, 2006 and 2005. Therefore, no warranty reserve has been recorded. Should a reserve be recorded, it would increase both cost of sales and accrued expenses. The Company has however set up a sales returns and allowances reserve of $18,000. This account is reviewed quarterly and any additional reserve would decrease sales and increase the reserve.

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

The Company provides an estimated allowance for doubtful accounts and an allowance for sales returns. The allowance for doubtful accounts is based on management’s assessment about future collectibility of accounts receivable on an account by account basis, with a reserve set up accordingly. If conditions change, additional allowances may be required which would decrease our accounts receivable balance and increase our bad debt expense. The allowance for sales returns is based on historical data and management’s assessment of how much of a return of product is resalable. This allowance is reviewed on a quarterly basis and if required, an adjustment is made to increase or decrease the reserve and increase or decrease sales.

The Company accounts for stock-based employee compensation awards using a fair value method and records such expense in the consolidated financial statements in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment that was issued by the FASB.

The Company in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets performs impairment tests in the fourth quarter of each year. As of December 31, 2006 and 2005, the Company performed impairment tests and has determined that the carrying value of such assets were not impaired as of those dates.

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

Impact Of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. On December 28, 2005, the Company’s board of directors approved a resolution that provides for the vesting on December 28, 2005 of the majority of the Company’s outstanding and unvested stock options previously awarded to employees and directors. The purpose of accelerating the vesting of the employee’s and directors’ options was to enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $493,000 after tax of compensation expense in its statement of operations over the course of the original vesting period, substantially all of which is expected to be avoided in 2006 and 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The Company is currently assessing the potential impact that adoption of FIN No. 48 will have on its financial statements.

Item 7. Financial Statements

Our financial statements included in this Annual Report on Form 10-KSB are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-31.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer, president and our chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer. Based upon that evaluation, our chief executive officer, president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We are also working to document controls this year and to identify items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

AS of March 1, 2007, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	43	Chairman, Chief Executive Officer, Director
Seth A. Grossman	41	President, Chief Operating Officer, Director
Edward L. Cummings	58	Chief Financial Officer, Treasurer, Director
David Harris	44	Vice President, Information Technology and Systems
R. Keith Elliott	64	Director
Robert W. VanHellemont	61	Director
Geoffrey A. Smith	49	Director
John F. Cunningham	63	Director

Marc Sherman founded QSGI INC. in August 2001 and has served as Chairman and Chief Executive Officer since then. His term of office expires at the 2009 annual meeting. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and “as-is” computer equipment and related products and which provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives. Prior to 1994, Mr. Sherman served in key positions in various family businesses. Mr. Sherman has over fifteen years of experience in marketing, operations and executive management.

Seth A. Grossman was hired on March 14, 2005 as the President and Chief Operating Officer. He had joined the Board of Directors in November 2003. His term of office expires at the 2007 annual meeting. Mr. Grossman was the Executive Vice President and Chief Strategic Officer of ION Media Networks (AMEX:ION), formerly Paxson Communications Corporation. He joined ION Media Networks in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer. Prior to his tenure at ION, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring. Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration. He has previously served as a director on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern.

Edward L. Cummings co-founded QSGI INC. and has served as its Chief Financial Officer and Treasurer since inception. His term of office expires at the 2008 annual meeting. Mr. Cummings joined the Board of Directors of the Company in February 2004 to fill a vacancy. He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001. He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997. From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops. From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.

David M. Harris joined QSGI INC. in May 2002 as Vice President, Information Technology and Systems. Mr. Harris is responsible for the development, implementation and maintenance of the Company’s information technology systems and processes. Prior to joining the Company, Mr. Harris was, from October 2001 to May 2002 a private consultant and, from April 1998 to October 2001, Network and Systems Administrator for Intellesale, Inc. Prior thereto, from 1984 to 1998 he held various positions as Network and Systems Administrator and Programmer for various companies.

R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy. His term of office expires at the 2007 annual meeting. Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc. From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors. Hercules, Inc. is a multi-national specialty chemical manufacturer. Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, and the Institute for Defense Analyses, a federally funded research and development company. Mr. Elliott serves as Chairman of the Compensation Committee and is a member of the Audit Committee of the Board of Directors. The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors. The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

Robert W. VanHellemont was appointed to the Board of Directors in August 2004 to fill a vacancy. His term of office expires at the 2009 annual meeting. Mr. VanHellemont is the founder and chief executive officer of the Varilease companies. The Varilease companies are leading North American business equipment and financing providers, which have financed more than $2 billion in assets worldwide. Mr. VanHellemont founded Varilease Corp. in 1987 and founded Varilease Technology Finance Group, Inc. in 2000. Additionally, Mr. VanHellemont served as senior vice president of Thomson-McKinnon Securities and spent over 10 years in senior positions at CMI Corp. Mr. VanHellemont serves as Chairman of the Audit Committee and is a member of the Compensation Committee of the Board of Directors. The Board of Directors has determined that Mr. VanHellemont is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

Geoffrey A. Smith was appointed to the Board of Directors in September 2005 to fill a vacancy. His term of office expires at the 2008 annual meeting. Mr. Smith is the founder and president of LP Enterprises, LLC. LP Enterprises, LLC provides Information Technology, Strategy, and Customer Relationship Management expertise across a broad range of direct clients - private sector, corporations, non-profits and the sports industry. From 1979 through 2005, he worked for Procter & Gamble. During his career with P & G, he progressed through a variety of IT/business responsibilities, ultimately reaching the role of Deputy CIO. He is a graduate of Cornell University with a B.S. degree in Industrial Engineering and Operations research. Mr. Smith is on the Board of Tech Corps Ohio, a non-profit dedicated to the enhancement of K-12 education through the effective use of technology in schools. Mr. Smith is a member of the Audit Committee and a member of the Corporate Governance Committee. The board of Directors has determined that Mr. Smith is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

John F. Cunningham was appointed to the Board of Directors in September 2005 to fill a vacancy. His term of office expires at the 2008 annual meeting. Mr. Cunningham is the Chairman and CEO of Cunningham & Co, Inc., which offers highly specialized strategic and valuation services to technology and computer related companies.  From 1985 to 1989, he served as chairman and CEO of CCI, an Amex-listed company. Previously, Mr. Cunningham served as president and chief operating officer of Wang Laboratories. Mr. Cunningham is a Trustee Associate of Boston College and an independent trustee director of Federated Funds.  He has previously served as a director of the First National Bank of Boston, Apollo Computer Inc., Computervision Corp., EMC Corp., and Honeywell Federal Systems Corp. Mr. Cunningham serves as Chairman of the Corporate Governance Committee and is a member of the Compensation Committee of the Board of Directors.

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

Code of Ethics for Staff Members and Directors

The Company has adopted a Code of Ethics for Staff Members and Directors, which applies to all employees, including our Chief Executive and Chief Financial Officers. The Code is available on the “Investor Relations” portion of our web site at www.qsgi.com.

Compliance with Section 16(a) of the Exchange Act

We are in compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Oversight of Executive Compensation Program

  The Compensation Committee (the “Committee”), composed entirely of independent directors, administers QSGI's executive compensation program. The role of the Committee includes establishing and overseeing compensation and benefit programs for our executive officers including the Chief Executive Officer (“CEO”), the other executive officers and other key executives listed in the Summary Compensation Table (the “Named Executives”). The Committee also evaluates the performance of the CEO and reviews the performance of other Named Executives every year. The Committee reviews management performance, succession planning and executive development on a regular and ongoing basis with formal reviews conducted at least annually. Elements of our executive compensation program include: base salary; annual incentive bonus; long-term equity-based incentive awards; and employee benefits and executive perquisites.

In establishing and overseeing the program, the Committee’s goal is to ensure that we can attract and retain superior management talent critical to our long-term success. To ensure that executive compensation is aligned with the performance of QSGI and the interests of its shareholders, a significant portion of compensation available to executives is linked directly with financial results and other factors that influence shareholder value.

Compensation Philosophy and Objectives

The Committee’s policy is to compensate and reward the CEO and other Named executives based on the combination of some or all of the following factors, depending on the executive’s responsibilities: corporate performance, business unit performance and individual performance. The Committee evaluates corporate performance and business unit performance by reviewing the extent to which QSGI has accomplished strategic business objectives, such as revenue growth, earnings and cash flow. The Committee also evaluates individual performance by reviewing actual accomplishments. The Committee determines increases in base salary and annual cash incentive awards based on a combination of actual accomplishments, corporate performance and business unit performance and may recommend cash incentive awards to reward executive officers and other key executives even if corporate performance may not meet expectations. It is the Committee's belief that it is prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our strategic long-term objectives.

Based on these philosophies and objectives, the Committee believes that QSGI's executive compensation program should consist of the following elements:

•	Base salary,

•	Annual cash incentive opportunity,

•	Long-term equity-based incentive awards, and

•	Benefits and executive perquisites

Additional details on each element of compensation program are outlined below.

Base Salaries

The base salary takes into account individual duties, responsibilities, scope of control and accountability for each position. The Committee also considers the competitiveness of the base salary. The Committee reviews salaries of the CEO and other Named Executives annually and awards increases, as appropriate. The Committee approves all increases in base salary for the CEO and other Named Executives in advance.

Annual Incentive Compensation

Annual incentive compensation bonus awards are available to the CEO and other Named Executives based on achievement of our short-term business objectives, stockholders’ interests as a whole, individual performance which includes long hours, hard work and dedication to the Company's future and its goals. The Committee reviews the individual performance, attainment of our short-term business objectives and stockholders' interests as a whole and recommends a bonus based on a combination of these factors and may recommend cash incentive awards to reward the CEO and other Named Executives even if corporate performance may not meet expectations. It is the Committee's belief that it is prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our strategic long-term objectives.

Long-Term Equity-Based Incentive Compensation

The Committee provides stock incentives to the CEO and other Named Executives that are tied to QSGI's long-term performance in order to link the executive’s interests to those of our shareholders and to encourage stock ownership by executives.

The 2002 Flexible Stock Plan, which was approved by our shareholders in January 2002, provides for the granting of stock options, performance-based share awards and restricted shares to the CEO and other Named Executives, and other employees. The Committee believes that the stock options, performance-based share awards and restricted shares granted under the Stock Plan provide a significant link between the compensation of the CEO and other Named Executives on the one hand and QSGI's long-term goals and shareholders’ interests on the other.

Since 2002, annual grants of equity-based incentive awards to our CEO and other Named Executives have consisted of stock options. Such awards are usually made by the Committee at its February meeting. Generally, the CEO and other Named Executives, receive annual grants with an exercise price of the options based on the closing price of the Company's stock on the date the grant. Details on these equity awards are outlined below. Stock options are granted at other times during the year only in conjunction with the hiring or promotion of employees and then only as approved by the Committee and pursuant to the terms of the Stock Plan.

Stock options granted under the Flexible Stock Plan may vest ratably, or over a period of five or ten years. The term is at the discretion of the Committee. The number of shares of stock underlying options granted to the CEO and each Named Executives in 2006 is shown in the table below. The number of shares, option exercise prices, and expiration dates relating to all outstanding stock options that are held by the CEO and each of the Named Executives as of December 31, 2006, are shown in the table below. Information relating to options exercised during 2006 for the CEO and each Named Executive is shown in the table below.

   Benefits and Executive Perquisites

The Committee believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided in the market place. In addition to salaries, incentive bonus and stock awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites. At QSGI, executive officers participate in the same retirement and welfare benefit plans as all salaried employees. We also provide certain perquisites to executive officers, subject to an annual allowance approved by the Committee. The Committee reviews actual spending on executive perquisites annually.

     Retirement Benefits

The Company contributes 3% of an eligible employee's annual compensation to a qualified 401(k) savings plan. A participant in the plan may elect to contribute additional funds subject to annual limits established under the Internal Revenue Code. Employee and Company matching contributions are fully vested immediately. Participants may receive distribution of their QSGI Savings Plan accounts any time after they cease service with the Company.

     Welfare Benefits
All executive officers, including the Named Executives, are eligible for welfare benefits from QSGI including: medical, dental, life insurance, short-term disability, and long-term disability. Executives participate in these plans on the same basis and subject to the same costs, terms and conditions as other salaried employees of the same defined employee class.

     Perquisites

QSGI provides a taxable allowance for club membership dues of up to $20,000 as a perquisite for the CEO.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid to its five most highly compensated officers. The Committee believes that the annual incentive bonuses paid and the awards and options granted pursuant to the Stock Plan will qualify as “performance-based” compensation and will meet the requirements of the current tax law and Internal Revenue Service regulations so as to preserve the tax deductibility of the executive compensation paid pursuant to such plans. The Committee attempts to structure executive compensation to preserve tax deductibility and consistent with the overall compensation objectives and philosophy discussed above.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and its three other most highly compensated executive officers that was paid by us during the fiscal years ended December 31, 2006 and 2005.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1)(2)	2006	$ 424,000	$ 67,690	-	-	-	-	$ 20,000	$ 511,690
Chairman, CEO and	2005	$ 424,000	$ 100,000	-	$1,845,000	-	-	$ 20,000	$2,389,000
President

Seth A. Grossman(1)(3)	2006	$ 339,200	$ 51,455	-	-	-	-	-	$ 390,655
President and Chief	2005	$ 267,446	-	-	$6,129,000	-	-	-	$6,396,446
Operating Officer

Edward L. Cummings(1)(2)	2006	$ 254,400	$ 24,270	-	-	-	-	-	$ 278,670
CFO and Treasurer	2005	$ 254,400	$ 100,000	-	$922,000	-	-	-	$1,276,400

Joel L. Owens(1)	2006	$ 463,877	-	-	-	-	-	-	$ 463,877
Vice President	2005	$ 468,216	-	-	-	-	-	-	$ 468,216

Vivek J. Agarwal(4)	2006	$ 200,000	-	-	-	-	-	-	$ 200,000
Vice President	2005	$ 151,538	-	-	$578,000	-	-	-	$ 729,538

(1)	See “Employment Contracts” below for agreements entered into with executive officers.

(2)
Based on the grant date fair value of $1.85 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 94.2%; risk-free interest rate of 4.30%; and expected lives of 5 years.

(3)
Based on the grant date fair value of $2.04 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 95.5%; risk-free interest rate of4.18%; and expected lives of 5 years.

(4)
Based on the grant date fair value of $2.03 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 94.2%; risk-free interest rate of 4.30%; and expected lives of 5 years.

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2006:

Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Marc Sherman	-	-	-	-	-	-	-	-	-	-
Seth A. Grossman	-	-	-	-	-	-	-	-	-	-
Edward L. Cummings	-	-	-	-	-	-	-	-	-	-
Joel L. Owens	-	-	-	-	-	-	-	-	-	-
Vivek J. Agarwal	-	-	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning Equity Awards held on December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable (1)	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Exercisable	Unexercisable
Marc Sherman	250,000	--	--	$0.026	2011	--	--
Marc Sherman	125,000	--	--	$0.026	2012	--	--
Marc Sherman	1,000,000	--	--	$2.00	2014	--	--
Marc Sherman	500,000	--	--	$1.44	2014	--	--
Marc Sherman	500,000	--	--	$1.90	2014	--	--
Marc Sherman	1,000,000	--	--	$2.50	2015	--	--
Seth A. Grossman	125,000	--	--	$2.13	2013	--	--
Seth A. Grossman	100,000	--	--	$2.00	2014	--	--
Seth A. Grossman	100,000	--	--	$1.44	2014	--	--
Seth A. Grossman	100,000	--	--	$1.90	2014	--	--
Seth A. Grossman	3,000,000	--	--	$2.75	2015	--	--
Edward L. Cummings	250,000	--	--	$0.026	2011	--	--
Edward L. Cummings	100,000	--	--	$0.026	2012	--	--
Edward L. Cummings	250,000	--	--	$2.00	2014	--	--
Edward L. Cummings	250,000	--	--	$1.44	2014	--	--
Edward L. Cummings	250,000	--	--	$1.90	2014	--	--
Edward L. Cummings	500,000	--	--	$2.50	2015	--	--
Joel L. Owens	60,000	--	--	$1.66	2014	--	--
Vivek J. Agarwal	100,000	--	--	$2.75	2009	--	--
Vivek J. Agarwal	100,000	--	--	$2.75	2010	--	--
Vivek J. Agarwal	100,000	--	--	$2.75	2011	--	--

(1)	All options have vested.

Options Exercises and Stock Vested

Outstanding Equity Awards at Fiscal Year-End
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable	Unexercisable
Marc Sherman	--	--	--	--
Seth A. Grossman	--	--	--	--
Edward L. Cummings	--	--	--	--
Joel L. Owens	--	--	--	--
Vivek J. Agarwal	--	--	--	--

Pension Benefits

None. Not applicable.

Nonqualified Deferred Compensation

None. Not applicable.

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

Director Compensation
Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Cunningham	$ 25,000	-	-	-	-	-	$ 25,000

R. Keith Elliott	$ 25,000	-	-	-	-	-	$ 25,000

Geoffrey Smith	$ 25,000	-	-	-	-	-	$ 25,000

Robert W. VanHellemont	$ 25,000	-	-	-	-	-	$ 25,000

Compensation Committee Interlocks and Insider Participation

None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

The Company entered into employment and non-compete agreements with the following named executive officers.

Name	Length		Commencing	Base Compensation
Marc Sherman	3 Year	(1)	October 1, 2004	$ 424,000
Seth A. Grossman	3 Year	(2)	March 14, 2005	$ 339,200
Edward L. Cummings	3 Year	(1)	October 1, 2004	$ 254,400
Joel L. Owens	2 Year	(3)	February 14, 2005	$ 300,000	(4)

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

(3)
The term is for two years ending February 14, 2007, and shall automatically renew for 1/2 year terms unless either party gives the other party written notice at least six (6) months prior to the commencement of the next employment period. The employment agreement includes certain early termination provisions in the event of the employee’s death, retirement, or upon the occurrence of certain events.

(4)
The employment agreement provides for a bonus of 20% of net income after payment of all taxes (calculated at a tax rate of 38%) of the Data Center Maintenance segment of the Company. The employment agreement provides for an increase in the base salary to $350,000 commencing February 14, 2008.

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

Change of Control or Early Termination. In the event of a change in control of the Company or early termination, all options granted to the executives will immediately vest, to the extent not already vested, and will become exercisable in accordance with the plan or terms and conditions under which they were granted. In the event of early termination, the Company shall pay the employee a severance payment equal to three (3) times the amount of compensation paid in the twelve (12) months prior to termination. This amount is to be paid over thirty six (36) months in equal payments. If, after the announcement of a change in control or a change of control, the employee may terminate his employment at his sole discretion within one year after the change of control. In the event of such termination, the Company shall pay employee a severance payment equal to three (3) times the then bonus plus three (3) times the base salary minus $1.00.

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

The following table shows post employment compensation as if the triggering event took place on December 31, 2006:

	Post Employment Compensation
Name	2007 ($)	2008 ($)	2009 ($)
Marc Sherman	491,690	491,690	491,690
Seth A. Grossman	390,655	390,655	390,655
Edward L. Cummings	278,670	278,670	278,670

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

Non-Compete Provisions. During the employment term and for a period of up to twelve months after termination of employment, if employment is terminated by the Company without cause or executive shall resign, the executive shall not engage, directly or indirectly, either on his own behalf or on behalf of any other person, firm, corporation or other entity, in any business competitive with the hardware or maintenance segment of the Company. If employment is terminated by the Company for cause, the non-compete shall be for a period of six months from the date of termination.

Item 11. Security Ownership of Management and Certain Shareholders

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2006:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	6,016,300	13.9%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	3,425,000	7.9%
Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,716,200	8.6%
Common	Joel L. Owens c/o 70 Lake Drive Hightstown, NJ 08520	70,000	*
Common	Vivek J. Agarwal c/o 70 Lake Drive Hightstown, NJ 08520	300,000	*
Common	David A. Harris c/o 70 Lake Drive Hightstown, NJ 08520	425,000	1.0%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	525,000	1.2%
Common	John F. Cunningham c/o 70 Lake Drive Hightstown, NJ 08520	255,000	*

Common	Geoffrey A. Smith c/o 70 Lake Drive Hightstown, NJ	100,000	*
Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	298,500	*
Common	All Directors and Executive Officers as a Group (10 Persons)	15,131,000	34.9%

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

Set forth in the table below is information, as of March 12, 2007, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Circle T Partners, LP 623 Fifth Avenue Suite 2501 New York, NY 10022	2,923,278	6.7%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	5,555,972	12.8%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 - “Market for Common Equity and Related Stockholder Matters” above.

Item 12 Certain Relationships and Related Transactions

Loans from Principal Stockholders/Executive Officers

As of December 31, 2006 and 2005, there were no outstanding loans or notes due to or due from principal stockholders or executive officers.

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

Sales to Keystone amounted to approximately $158,000 and $857,000 for the years ended December 31, 2006 and 2005, respectively. No accounts receivable from this customer was outstanding at December 31, 2006 and 2005, respectively.

Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices. The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM, or “Random Access Memory,” modules.

Other Related Party Transaction

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors. The lease is considered an operating lease. For the years ended December 31, 2006 and 2005, rent expense for this lease amounted to $179,585 and, respectively. No accounts payable were due to this vendor at December 31, 2006. Accounts payable due to this vendor amounted to $41,218 at December 31, 2005.

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

Item 13. Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-KSB.

The financial statements listed below appear immediately after page 42.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Balance Sheet	F-2
Statement Of Operations	F-3
Statement Of Stockholders’ Equity	F-4
Statement Of Cash Flows	F-5
Notes To Financial Statements	F-6 - F-32

Item 14. Principal accountant fees and services

During 2006 and 2005, we paid the following fees, including out of pocket expense reimbursements, to RubinBrown LLP:

	2006	2005
Audit Fees	$147,109	$124,056
Audit-Related Fees (1)	43,123	11,700
Tax Fees (2)	22,950	22,870
Total	$213,182	$158,626

(1) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, acquisition due diligence services, and work performed in connection with registration statements filed with the SEC.

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

QSGI INC. (Registrant)
Dated: March 26, 2007	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, and Chief Executive Officer	March 26, 2007

/s/ Seth A. Grossman Seth A. Grossman	President, Chief Operating Officer and Director	March 26, 2007

/s/ Edward L. Cummings Edward L. Cummings	Chief Financial Officer, Treasurer and Director	March 26, 2007

/s/ R. Keith Elliott R. Keith Elliott	Director	March 26, 2007

/s/ Robert W. VanHellemont Robert W. VanHellemont	Director	March 26, 2007

/s/ Geoffrey A. Smith Geoffrey A. Smith	Director	March 26, 2007

/s/ John F. Cunningham John F. Cunningham	Director	March 26, 2007

49

List Of Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and between WindsorTech, Inc., Delta States Oil, Inc. and Alfred D. Morgan, Ph. D dated January 29, 2002 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).

2.2	Agreement and plan of Merger by and among WindsorTech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
2.3***	Addendum to Agreement and Plan of Merger
2.4***	Second Addendum to Agreement and Plan of Merger.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

23.1***	Consent of RubinBrown LLP
31.1***	Chairman and Chief Executive Officer Certification
31.2***	President and Chief Operating Officer Certification
31.3***	Chief Financial Officer and Treasurer Certification
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-B.

49

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Report Of Independent Registered
PublicAccounting Firm

Board of Directors and Stockholders
QSGI INC.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheets of QSGI INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin Brown LLP
St. Louis, Missouri
March 19, 2007

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	December 31,
	2006	2005
Current Assets
Cash and cash equivalents	$632,948	$153,794
Accounts receivable, net of reserve of $780,116
and $80,000 in 2006 and 2005, respectively	8,012,421	7,014,129
Inventories	4,982,710	4,136,304
Prepaid expenses and other assets	183,069	227,352
Deferred income taxes	598,661	72,094
Total Current Assets	14,409,809	11,603,673

Property And Equipment, Net	410,241	605,887

Goodwill	6,644,403	3,212,314

Intangibles, Net	2,555,584	2,872,240

Other Assets	158,784	116,225

	$24,178,821	$18,410,339

Liabilities And Stockholders' Equity
Current Liabilities
Revolving lines of credit	$3,915,825	$3,631,500
Accounts payable	1,382,336	2,254,136
Accrued expenses	601,850	279,090
Accrued payroll	329,658	264,134
Deferred revenue	517,439	286,595
Other current liabilities	122,784	29,366
Total Current Liabilities	6,869,892	6,744,821

Long-Term Deferred Revenue	416,239	117,945

Deferred Income Taxes	451,625	196,744
Total Liabilities	7,737,756	7,059,510

Redeemable Convertible Preferred Stock	4,220,577	1,967,220

Commitments And Contingencies (Note 13)

Stockholders' Equity
Preferred shares: authorized 5,000,000 in 2006 and 2005,
$0.01 par value, none issued	—	—
Common shares: authorized 95,000,000 in 2006 and 55,000,000
in 2005, $0.01 par value; 31,172,716 shares issued and
outstanding in 2006 and 28,670,631 issued and outstanding	311,727	286,706
in 2005.
Additional paid-in capital	14,390,976	11,093,881
Retained earnings (deficit)	(2,482,215)	(1,996,978)
Total Stockholders' Equity	12,220,488	9,383,609

	$24,178,821	$18,410,339

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2006	2005

Product Revenue	$41,111,420	$33,085,383
Service Revenue	5,297,497	3,300,755
Total Revenue	46,408,917	36,386,138

Cost of Products Sold	34,742,022	27,671,251
Cost of Services Sold	1,806,492	1,214,918
Cost Of Sales	36,548,514	28,886,169

Gross Profit	9,860,403	7,499,969

Selling, General And Administrative Expenses	9,663,812	8,731,946

Depreciation And Amortization	685,216	634,014

Interest Expense, Net	238,985	160,441

Loss Before Benefit For Income Taxes	(727,610)	(2,026,432)

Benefit For Income Taxes	(242,373)	(760,246)

Net Loss	(485,237)	(1,266,186)

Accretion To Redemption Value Of Preferred Stock	17,056	—

Preferred Stock Dividend	256,389	3,945

Net Loss Available To Common Stockholders	$(758,682)	$(1,270,131)

Net Loss Per Common Share - Basic	$(0.03)	$(0.05)

Net Loss Per Common Share - Diluted	$(0.03)	$(0.05)

Weighted Average Number Of Common Shares
Outstanding - Basic	30,127,255	28,132,778

Weighted Average Number Of Common Shares
Outstanding - Diluted	30,127,255	28,132,778

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2006 And 2005

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - January 1, 2005	25,550,007	$255,500	$9,421,356	$(730,792)	$8,946,064

Common Stock Warrants
Repurchased	—	—	(1,256,210)	—	(1,256,210)

Exercise Of Stock Options	1,801,666	18,017	1,241,791	—	1,259,808

Tax Effect Of Exercise Of
Stock Options	—	—	163,244	—	163,244

Exercise Of Stock Warrants	1,233,333	12,333	1,337,667	—	1,350,000

Stock Option Compensation	—	—	61,334	—	61,334

Preferred Stock Dividend	—	—	(3,945)	—	(3,945)

Shares Issued For Services	85,625	856	128,644	—	129,500

Net Loss	—	—	—	(1,266,186)	(1,266,186)

Balance (Deficit) - December 31, 2005	28,670,631	286,706	11,093,881	(1,996,978)	9,383,609

Exercise Of Stock Options	350,000	3,500	5,600	—	9,100

Shares Issued For Services	88,540	885	160,802	—	161,687

Common Shares Issued For
Qualtech Earn-out	2,063,545	20,636	3,385,954	—	3,406,590

Stock Option Compensation	—	—	18,184	—	18,184

Preferred Stock Dividend	—	—	(256,389)	—	(256,389)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(17,056)	—	(17,056)

Net Loss	—	—	—	(485,237)	(485,237)

Balance (Deficit) - December 31, 2006	31,172,716	$311,727	$14,390,976	$(2,482,215)	$12,220,488

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(485,237)	$(1,266,186)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	685,216	634,014
Stock option compensation expense	18,184	61,334
Deferred income taxes	(271,686)	(760,465)
Allowance for doubtful accounts	822,965	88,810
Common stock issued for services	161,687	129,500
Change in assets and liabilities:
Accounts receivable	(1,821,257)	(3,371,363)
Inventories	(846,406)	(1,414,799)
Prepaid expenses and other current assets	18,034	(92,280)
Other assets	(3,770)	(13,921)
Accounts payable, accrued expenses and other liabilities	139,040	818,711
Net Cash Used In Operating Activities	(1,583,230)	(5,186,645)

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	(86,520)
Purchases of property and equipment	(153,728)	(352,477)
Proceeds from sale of equipment	8,274	—
Net Cash Used In Investing Activities	(145,454)	(438,997)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	2,236,301	1,967,220
Payments for financing costs	(40,000)	—
Stock warrants exercised	—	1,350,000
Stock options exercised	9,100	1,259,808
Stock warrants repurchased	—	(1,256,210)
Preferred stock dividends	(256,389)	(3,945)
Net amounts borrowed under revolving lines of credit	284,325	2,476,000
Stock issuance costs	(25,499)	—
Principal payments - notes payable	—	(858,376)
Net Cash Provided By Financing Activities	2,207,838	4,934,497

Net Increase (Decrease) In Cash And Cash Equivalents	479,154	(691,145)

Cash And Cash Equivalents - Beginning Of Year	153,794	844,939

Cash And Cash Equivalents - End Of Year	$632,948	$153,794

Supplemental Disclosure Of Cash Flow Information
Income taxes paid (refunds received)	$25,428	$(27,516)
Interest paid	243,196	135,456
Supplemental Cash Flow Information (Note 15)

See the accompanying notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 And 2005

1.	Summary Of Significant Accounting Policies

Business Organization

The Company is a data security and regulatory compliance provider offering a full suite of end-of-life and other life-cycle services for a Fortune 1000 corporation’s and government client’s entire information technology (IT) platform. The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall IT expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance (proper recycling or safe disposal) for IT assets. The Company reduces its clients' potential liability by ensuring regulatory and environmental compliance for IT products. The Company's services are geared towards both the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as maintaining and providing services on enterprise-class hardware (mainframes, midrange servers, tape storage products and disk storage products).

The Company purchases its products from a variety of sources, including Fortune 1000 companies, as well as leasing and finance companies, and re-sells a wide range of used and refurbished products, including mainframe processors and associated tape and disk products, connectivity products, midrange processors, laptop and desktop computers, monitors, processors, CD/DVD disk drives, modems, printers and memory. Only mainframe and associated peripherals that are manufactured by IBM are remarketed. The majority of the PC computers the Company sells are brand name Intel Pentium-class or equivalent products manufactured by IBM, Dell, Apple, Sony, Fujitsu, Hewlett-Packard, Toshiba and other major manufacturers.

On May 28, 2004, the Company purchased QualTech International Corporation and QualTech Services Group, Inc. QualTech International Corporation sells refurbished IBM mainframes and associated IBM peripherals to companies around the world. QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

On October 17, 2005, the stockholders of the Company voted in favor of changing the Company name from Windsortech, Inc. to QSGI INC. The Company had employed QSGI as a trade name.

The Company has office and warehouse space in Hightstown, New Jersey and Eagan, Minnesota, and satellite sales and business development offices in Colorado, Connecticut, Florida, Illinois, Maine, Michigan, New York, North Carolina, Nebraska, New Hampshire, Pennsylvania, South Carolina, Texas, Virginia, Wisconsin, and Wyoming.

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

Reclassifications

For financial presentation purposes, certain 2005 balances have been reclassified, where appropriate, to conform to the 2006 presentation.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved. The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At December 31, 2006 and 2005, a warranty reserve was not considered necessary.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances which are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

The allowance for doubtful accounts at December 31, 2006 and 2005, and changes in the allowance for the years then ended is as follows:

	Balance At	Provision	Write-Offs,	Balance
	Beginning	For Doubtful	Net Of	At End
Year	Of Year	Accounts	Recoveries	Of Year

2005	$50,000	$88,810	$58,810	$80,000
2006	80,000	822,965	122,849	780,116

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Inventories

Inventories consist primarily of computer hardware, parts and related products, and are valued at the lower of average cost or market. Substantially all inventory items are finished goods. The allocated cost of parts disassembled from purchased computer hardware is based on the relative fair value of the disassembled components. The allocation of cost does not exceed the original cost of the computer hardware. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item-by-item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in-transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company’s facility.

Property And Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged of operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

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

Advertising Costs

Advertising costs are expensed on the first date the advertisement takes place. Advertising expense amounted to $50,486 in 2006 and $259,966 in 2005.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common share outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.

The following table presents the computation of basic and diluted net loss per share:
	2006	2005

Net loss available to common stockholders	$(758,682)	$(1,270,131)

Determination of basic and diluted shares:
Basic weighted average shares outstanding	30,127,255	28,132,778
Effect of dilutive securities:
Stock options	—	—
Stock warrants	—	—

Diluted weighted average shares outstanding	30,127,255	28,132,778

Net Loss Per Common Share - Basic	$(0.03)	$(0.05)

Net Loss Per Common Share - Diluted	$(0.03)	$(0.05)

In 2006, the Company excluded 1,104,348 weighted average common share equivalents related to stock options, and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.

The Company previously accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS No. 123, the Company’s expense for the year ended December 31, 2005 would have increased. The pro forma amounts are indicated below:

2005
Net loss available to common
stockholders, as reported	$(1,270,131)
Add: Stock-based employee compensation
expense included in reported net
loss, net of related tax effects	37,414
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(7,113,013)

Proforma net loss available to
common stockholders	$(8,345,730)

Loss per share:
Basic - as reported	$(0.05)
Diluted - as reported	$(0.05)
Basic - Proforma	$(0.30)
Diluted - Proforma	$(0.30)

The weighted average per share fair value of the options granted was $1.43 and $2.02 for the years ended December 31, 2006 and 2005, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Risk-free interest rates	4.59%	4.14%
Expected option lives	5 years	5 years
Expected volatilities	75%	96%
Expected dividend yields	—%	—%

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Impact Of Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The Company is currently assessing the potential impact that adoption of FIN No. 48 will have on its financial statements.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

2.	Inventories

Inventories consist of:
	2006	2005

Finished goods	$4,810,843	$3,144,515
Inventory in transit	246,867	1,041,789
Allowance for excess and obsolescence	(75,000)	(50,000)

	$4,982,710	$4,136,304

3.	Property And Equipment

Property and equipment consist of:
	2006	2005

Furniture and fixtures	$152,384	$140,143
Equipment	458,537	451,822
Leasehold improvements	92,862	69,523
Computer equipment and software	610,004	514,814
	1,313,787	1,176,302
Less: Accumulated depreciation	903,546	570,415

	$410,241	$605,887

Depreciation and amortization charged against income for all property and equipment amounted to $341,100 and $298,327 for the years ended December 31, 2006 and 2005, respectively.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

The initial cost of the acquired entities of $6,686,520 included payments to QualTech’s shareholders of $6,586,520 of which $3,336,520 was in cash and $3,250,000 was in the Company’s common stock. The value of the Company’s stock was based on its average market value several days prior to the acquisition. Direct acquisition costs, consisting primarily of legal fees, were $100,000.

In addition to the initial purchase price described in the previous paragraph, additional contingent consideration was due on May 1, 2006, based on QualTech meeting certain objectives. QualTech selling shareholders were entitled to receive 5.5 times the average income after taxes that exceeded $1,100,000, for the two-year period following the effective date of the merger. The selling shareholders were entitled to the additional merger consideration in the form of restricted shares of the Company. These restricted shares were to represent at least fifty percent (50%) of the additional consideration due and cash of up to fifty percent (50%) of the additional consideration. This ratio was to be determined at the discretion of the Company. Any portion that was to be paid in cash was due within 30 days following the second anniversary of the effective date of the acquisition. The number of shares paid in stock was due on February 15, 2007. The number of shares due was to be determined by using the average trading price 15 days prior to February 14, 2007.

The Company elected to pay the consideration early in restricted shares of the Company. To settle the additional consideration, 2,063,545 shares were issued at a value of approximately $1.66 per share resulting in additional goodwill in the amount of $3,432,089.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The allocation of the aggregate purchase price was performed with the assistance of an independent valuation firm. The purchase price allocation identified $3,400,000 of intangible assets other than goodwill. The total goodwill recognized amounted to $6,644,403. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets. None of this goodwill is expected to be deductible for tax purposes.

The fair value of the net assets of QualTech that were acquired is as follows:

Cash	$345,281
Accounts receivable	1,293,708
Inventory	824,625
Fixed assets	262,617
Other assets	35,393
Intangible assets	3,400,000
Goodwill	6,644,403
Accounts payable	(603,480)
Accrued expenses	(129,927)
Short-term debt	(510,000)
Deferred tax liability	(1,179,647)
Other liabilities	(264,364)

$10,118,609

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

5.	Goodwill And Other Intangible Assets

In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company’s reporting units are the same as its reportable business segments. Goodwill was assigned to the Data Center Hardware and Data Center Maintenance reporting units at their acquisition. The Company performed impairment tests in the fourth quarter of 2006 and 2005, and has determined that the carrying value of such assets were not impaired as of those dates. Goodwill increased during 2006 due to the additional merger consideration payment of $3,432,089. At December 31, 2006 and 2005, the balance of goodwill and intangible assets are as follows:

	2006	2005

Goodwill	$6,644,403	$3,212,314
Intangible assets with indefinite lives	910,000	910,000
Intangible assets with definite lives, net	1,645,584	1,962,240

	$9,199,987	$6,084,554

Intangible assets with indefinite lives relate principally to trade names. Intangibles with definite lives relate principally to the following:

		2006	Accumulated		Amortization
	Cost	Amortization	Amortization	Net	Life (Years)

Customer Lists	$1,640,000	$182,208	$485,888	$1,154,112	9.0
Database	400,000	44,448	118,528	281,472	9.0
Employee Non-competes	450,000	90,000	240,000	210,000	5.0

Total	$2,490,000	$316,656	$844,416	$1,645,584

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

		2005	Accumulated		Amortization
	Cost	Amortization	Amortization	Net	Life (Years)

Customer Lists	$1,640,000	$182,208	$303,680	$1,336,320	9.0
Database	400,000	44,448	74,080	325,920	9.0
Employee Non- competes	450,000	90,000	150,000	300,000	5.0

Total	$2,490,000	$316,656	$527,760	$1,962,240

Amortization of intangible assets is computed on a straight-line basis and based on December 31, 2006 balances, expected amortization expense in each of the next five years is as follows:

Year	Amount

2007	$316,656
2008	316,656
2009	256,656
2010	226,656
2011	226,656

$1,343,280

6.	Other Assets

Other assets consist of:
	2006	2005

Deposits	$78,422	$76,972
Trademark	7,885	7,885
Patent, net of amortization of $3,330 in
2006 and $2,119 in 2005	20,886	22,097
Deferred loan costs	40,000	—
Other	11,591	9,271

	$158,784	$116,225

The patent is being amortized over a 20-year life. Patent amortization expense in 2006 amounted to $1,211 and in 2005 amounted to $706. Expected amortization expense in each of the next five years is approximately $1,211 per year.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

7.	Financing Arrangements

Revolving Lines Of Credit

On May 3, 2005, the Company entered into a revolving line-of-credit agreement that provides for borrowings limited to the lesser of $4,250,000 or the borrowing base of 80% of eligible accounts receivable plus 40% of inventories and in certain circumstances 60% of eligible inventories, with eligible inventories not to exceed $1,500,000. Availability on the line of credit at December 31, 2006 was $334,175. Interest on this loan is payable monthly at the prime rate plus 1% (9.25% at December 31, 2006), with all principal and interest due April 1, 2007. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were repaid and cancelled.

The revolving line-of-credit arrangement contains certain financial covenants, including maintaining a minimum tangible net worth, a minimum fixed charge coverage ratio, and limiting capital expenditures. The Company was in compliance with all of its covenants at December 31, 2006.

On January 17, 2007, the Company paid off the May 3, 2005 revolving line-of-credit and entered into a revolving line-of-credit agreement with a different financial institution that provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of inventories, with eligible inventories not to exceed $3,000,000. The new revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements as follows:

		Year To Date
	Quarterly Net	Net Income
Period Ending	Income (Loss)	(Loss)

March 31, 2007	$(250,000)	$(250,000)
June 30, 2007	500,000	250,000
September 30, 2007	150,000	400,000
December 31, 2007	400,000	800,000

March 31, 2008	100,000	100,000
June 30, 2008	200,000	300,000
September 30, 2008	200,000	500,000
December 31, 2008	300,000	800,000

March 31, 2009	100,000	100,000
June 30, 2009	200,000	300,000
September 30, 2009	200,000	500,000
December 31, 2009	300,000	800,000

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

If the Company is unable to achieve these covenants on a quarterly basis, it will be considered to be in default of the line-of-credit agreement. If the Company is in default, the lender has the right to terminate the agreement, causing all amounts to become immediately due and payable.

If the Company were to be in default under its line-of-credit agreement, it could pursue certain options, such as negotiating new terms with the financial institution. However, there can be no guarantee that the Company would be able to negotiate new agreements. Additionally, if the Company were to be successful in negotiating new agreements, they could be on terms that are less favorable to the Company than the current line-of-credit agreement.

8.	Redeemable Convertible Preferred Stock

In December 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4,200,000. The Company received the proceeds in two payments. The first payment, net of offering costs, of $1,967,220 was received at the time of signing and $2,236,301 was received at the beginning of January 2006.

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

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

Stock option compensation expense in the amount of $18,184 and $61,334 was recorded in 2006 and 2005, respectively. The expense recorded in 2005 included the effects of the acceleration of certain stock options.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

A summary of stock option activity is as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding - beginning of period	12,566,834	$1.918	8,725,000	$1.170
Granted	30,000	1.430	6,042,500	2.713
Exercised	(350,000)	0.026	(1,801,666)	0.699
Forfeited	(25,000)	1.540	(399,000)	3.103

Outstanding on December 31	12,221,834	$1.972	12,566,834	$1.918

Exercisable on December 31	12,165,167	$1.973	12,503,500	$1.919

Unrecognized stock option compensation cost related to unvested stock options amounts to approximately $50,000. The cost is expected to be recognized over the next five years.

The following table summarizes information about the options outstanding at December 31, 2006:
	Outstanding			Exercisable
	Stock Options			Stock Options
		Weighted-
		Average	Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	1,740,000	5.1	$0.026	1,740,000	$0.026
1.43 to 1.90	2,718,334	7.5	1.676	2,661,667	1.676
2.00 to 2.13	2,315,000	7.7	2.008	2,315,000	2.008
2.50 to 2.75	5,025,000	7.9	2.664	5,025,000	2.664
3.45 to 3.46	423,500	4.0	3.450	423,500	3.450

	12,221,834			12,165,167

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

A schedule of common stock warrant activity is as follows:

		Weighted-
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2004	6,450,000	$2.43
Warrants repurchased and cancelled	(4,283,334)	2.52
Warrants exercised	(1,233,333)	0.28

Outstanding at December 31, 2005	933,333	3.00
Warrants issued	—	—
Warrants exercised	—	—

Outstanding at December 31, 2006	933,333	$3.00

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The following table summarizes information about the warrants outstanding at December 31, 2006:
	Outstanding Stock Warrants			Exercisable Warrants
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Shares	Price

$ 2.00	350,000.83		$2.00	350,000	$2.00
3.60	583,333	2.38	3.60	583,333	3.60

	933,333			933,333

10.	Income Taxes

The benefit for income taxes consists of the following:

	2006	2005

Current	$29,313	$219
Deferred	(271,686)	(760,465)

	$(242,373)	$(760,246)

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2006	2005

Deferred Tax Assets
Liabilities and reserves	$356,220	$79,779
Net operating loss carryforwards	1,499,268	1,727,560
Stock options	36,732	29,640
Inventory capitalization	129,585	106,205
Property and equipment	31,526	—
	2,053,331	1,943,184
Valuation Allowance	(873,183)	(873,183)
	1,180,148	1,070,001

Deferred Tax Liabilities
Property and equipment	—	35,445
Prepaid expenses	28,113	30,317
Patent and trademark	8,321	8,715
Intangibles	996,678	1,120,174
	1,033,112	1,194,651

Net Deferred Tax Liability	$147,036	$(124,650)

The current and long-term components of the net deferred tax liability are as follows:

	2006	2005

Current deferred tax asset	$598,661	$72,094
Long-term deferred tax liability	(451,625)	(196,744)

	$147,036	$(124,650)

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2006	2005
Statutory federal rate	34%	34%
State income taxes, net of federal benefits	1	5
Meals, entertainment and club dues	(2)	(1)

	33%	38%

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

In the second quarter of 2006, during preparation of the Company’s federal income tax return for the year ended December 31, 2005, it was discovered that certain compensation deductions related to the exercise of stock options, totaling approximately $2,300,000, were excluded from the Company’s tax provision prepared at December 31, 2005.

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

At December 31, 2006, the Company had approximately $4,400,000 of net operating loss carry forward for federal income tax purposes that will begin to expire on December 31, 2022. The utilization of these net operating losses may be limited as to use in any particular year by the provision of Internal Revenue Code Section 382.

11.	Concentrations

Major Customers

For the years ended December 31, 2006 and 2005, sales to the Company’s top ten customers comprised 44% and 37% of revenue, respectively. Sales to one of these customers comprised 11% and 4% of sales in 2006 and 2005, respectively. The Company’s top ten customers also comprised 51% and 51% of the accounts receivable balance at December 31, 2006 and 2005, respectively.

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 51% and 22% of product purchases were from three vendors for the years ended December 31, 2006 and 2005, respectively.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

12.	Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees. The Company contributes 3% of eligible employees’ salaries to the plan. The Company contributed $63,327 and $59,399 to the plan during the years ended December 31, 2006, and 2005, respectively.

13.	Commitments And Contingencies

Leases

The Company has two operating leases on New Jersey real property. One is a month to month lease and the other expires in the year 2011. In addition to fixed rentals, the real property lease on one property requires the Company to pay all maintenance, real estate taxes and insurance.

The Company has an operating lease on New Hampshire real property expiring in the year 2007.

The Company has an operating lease on Minnesota real property expiring in the year 2009. In addition to fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes, and insurance.

The Company has an operating lease on New York real property expiring in the year 2007.
The Company has an operating lease on Florida real property expiring in the year 2007.

The Company has an operating lease on equipment expiring in the year 2007.

Rent expense and other charges totaled $782,979 and $621,356 for the years ended December 31, 2006 and 2005, respectively.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The approximate minimum payments required under these operating leases at December 31, 2006 are:

Year	Amount

2007	$634,000
2008	434,000
2009	331,000
2010	186,000
2011	142,000

$1,727,000

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

Employment Contracts

In 2005, the Company entered into employment contracts with three of its executive officers. Their contracts are initially for three-year terms. These contracts include "change of control" provisions, under which the employees may terminate their employment within one year after a change in control, and be entitled to receive specified severance payments generally equal to three times their ending average compensation for the preceding year. In addition, these employees could also receive these payments if they were involuntarily terminated without cause, even if there is no change in control.

In 2006, the Company entered into an employment contract with one of its executive officers. This contract is for approximately 11 months, automatically renewable for six month terms beginning February 14, 2007. After the expiration of the initial period the employee has the right to cease his employment by providing at least six (6) months advance written notice prior to the commencement of the next employment period.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company. The estimate of potential impact on the Company could change in the future.

14.	Related Party Transactions

In 2006 and 2005, the Company had sales to one customer related to one stockholder and officer of the Company. Sales to such customer for the years ended December 31, 2006 and 2005 amounted to approximately $158,000 and $857,000, respectively. No accounts receivable from this customer was outstanding at December 31, 2006 or December 31, 2005.

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors. For the years ended December 31, 2006 and 2005, rent expense for this lease amounted to $179,585 and $55,522, respectively. No accounts payable due to this vendor was outstanding at December 31, 2006. Accounts payable to this vendor amounted to $41,218 at December 31, 2005.

15.	Supplemental Cash Flow Information

During 2006, the Company issued 88,540 shares of its common stock for services rendered during 2006 with two vendors for $161,687. During 2005, the Company issued 85,625 shares of its common stock to settle an accounts payable balance with a vendor for $129,500. During 2006, the Company issued 2,063,545 shares of its common stock valued at $3,432,089 as final payment for the acquisition of QualTech.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

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

Data Security And Compliance Segment

This segment provides data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets. The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall IT expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance (proper recycling or safe disposal) for IT assets. These services can be custom tailored to meet the customer's needs. This can be implemented at one client location or at multiple locations, onsite, at the Company's facilities or through the use of the Company's mobile audit and erasure truck.

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

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Data Center Maintenance

This segment provides hardware maintenance services on enterprise-class hardware and associated peripheral products and Data Center consulting to companies in the United States.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, with the following exceptions. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. The Data Security and Compliance segment charges management fees to the Data Center Hardware and Data Center Maintenance segments for certain corporate services. Management fees charged to the Data Center Hardware segment amounted to $480,000 and $480,000 in 2006 and 2005, respectively. Management fees charged to the Data Center Maintenance segment amounted to $660,000 and $480,000 in 2006 and 2005, respectively. These intersegment transactions have been eliminated in consolidation.

	2006	2005
Revenues
Products	$41,111,420	$33,085,383
Services	5,297,497	3,300,755

Total Revenues	$46,408,917	$36,386,138

Revenues
Data Security And Compliance	$22,013,739	$14,922,002
Data Center Hardware	20,035,133	19,790,233
Data Center Maintenance	4,847,885	3,096,222
Intersegment Elimination	(487,840)	(1,422,319)

Consolidated Total	$46,408,917	$36,386,138

Income (Loss) Before Provision
(Benefit) For Income Taxes
Data Security And Compliance	$(2,763,369)	$(3,772,488)
Data Center Hardware	775,849	1,063,892
Data Center Maintenance	1,259,910	682,164

Consolidated Total	$(727,610)	$(2,026,432)

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

	2006	2005
Depreciation And Amortization
Data Security And Compliance	$225,516	$186,763
Data Center Hardware	397,358	385,820
Data Center Maintenance	62,342	61,431

Consolidated Total	$685,216	$634,014

Segment Assets
Data Security And Compliance	$8,879,411	$6,841,435
Data Center Hardware	12,669,721	10,319,668
Data Center Maintenance	2,629,689	1,249,236

Consolidated Total	$24,178,821	$18,410,339

Goodwill
Data Security And Compliance	$—	$—
Data Center Hardware	5,154,782	2,957,193
Data Center Maintenance	1,489,621	255,121

Consolidated Total	$6,644,403	$3,212,314

Expenditures For Property And
Equipment
Data Security And Compliance	$127,087	$285,694
Data Center Hardware	16,564	62,842
Data Center Maintenance	10,077	3,941

Consolidated Total	$153,728	$352,477

Company Data By Geographic Segment

The Company operates solely in the United States and has no assets in foreign countries. All of the Company’s purchases and sales are denominated in US dollars. The Company has not recorded any foreign currency transaction gains or losses in 2006 or 2005.

For the years ended December 31, 2006 and 2005, export sales comprised 14% and 7% of revenue, respectively.

QSGI INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Revenue by Geographic Segment comprised:

	2006	2005

United States	$40,024,087	$33,893,593
Asia	1,824,038	422,870
Middle East	1,823,709	—
Europe	219,608	589,690
Africa	602,447	42,275
United Kingdom	935,473	188,067
Canada	324,056	203,055
Australia	12,825	—
South America	642,674	1,046,588

Consolidated Total	$46,408,917	$36,386,138