Form 10-Q
period 2007-03-31
QSGI INC.
filed 2007-05-10
CIK 27960

As filed with the Securities and Exchange Commission on May 10, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 000-07539

QSGI INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2599131 (I.R.S. Employer Identification No.)

400 Royal Palm Way, Palm Beach, FL 33480
(Address of Principal Executive Offices)

(561) 835-9757
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of outstanding common shares, par value $.01, of the registrant as of May 1, 2007 was 31,172,716.

PART I   FINANCIAL INFORMATION
Item 1. Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets

Current Assets
Cash and cash equivalents	$932,571	$632,948
Accounts receivable, net of reserve of $811,039and $780,116 in 2007 and 2006, respectively	5,754,070	8,012,421
Inventories	8,230,574	4,982,710
Prepaid expenses and other assets	236,773	183,069
Deferred income taxes	598,661	598,661
Total Current Assets	15,752,649	14,409,809
Property and Equipment, Net	357,116	410,241
Goodwill	6,644,403	6,644,403
Intangibles, Net	2,476,420	2,555,584
Other Assets	264,028	158,784

	$25,494,616	$24,178,821

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$4,295,865	$3,915,825
Accounts payable	2,935,719	1,382,336
Accrued expenses	445,852	601,850
Accrued payroll	221,782	329,658
Deferred revenue	444,546	517,439
Other liabilities	227,433	122,784
Total Current Liabilities	8,571,197	6,869,892

Long-Term Deferred Revenue	338,523	416,239
Deferred Income Taxes	380,639	451,625
Total Liabilities	9,290,359	7,737,756

Redeemable Convertible Preferred Stock	4,225,003	4,220,577

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2007
and 2006, $0.01 par value, none issued	-	-
Common shares: authorized 95,000,000 shares in 2007 and 2006, $0.01 par value; 31,172,716 shares issued and outstanding in 2007 and 2006	311,727	311,727
Additional paid-in capital	14,326,584	14,390,976
Retained earnings (deficit)	(2,659,057)	(2,482,215)
Total Stockholders’ Equity	11,979,254	12,220,488

	$25,494,616	$24,178,821

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Product Revenue	$7,955,169	$8,122,226
Service Revenue	1,438,998	1,161,898
Total Revenue	9,394,167	9,284,124

Cost Of Products Sold	6,174,156	6,735,272
Cost Of Services Sold	542,929	382,646
Total Cost Of Sales	6,717,085	7,117,918

Gross Profit	2,677,082	2,166,206

Selling, General And Administrative Expenses	2,614,896	2,584,661

Depreciation And Amortization	172,008	170,073

Interest Expense, net	87,839	52,317

Loss Before Benefit For Income Taxes	(197,661)	(640,845)

Benefit For Income Taxes	(58,819)	(210,092)

Net Loss	(138,842)	(430,753)

Preferred Stock Dividends	(63,616)	(61,874)

Accretion To Redemption Value of Preferred Stock	(4,426)	(4,009)

Net Loss Available to Common Stockholders	$(206,884)	$(496,636)

Net Loss Per Common Share - Basic	$(0.01)	$(0.02)
Net Loss Per Common Share - Diluted	$(0.01)	$(0.02)

Weighted Average Number Of Common Shares Outstanding -Basic	31,172,716	28,789,983
Weighted Average Number Of Common Shares Outstanding -Diluted	31,172,716	28,789,983

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2007
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2006	31,172,716	$311,727	$14,390,976	$(2,482,215)	$12,220,488

FIN 48 Adoption				(38,000)	(38,000)

Stock Option Compensation	-	-	3,650	-	3,650

Preferred Stock Dividends	-	-	(63,616)	-	(63,616)

Accretion To Redemption Value Of Preferred Stock	-	-	(4,426)	-	(4,426)

Net Loss	-	-	-	(138,842)	(138,842)

Balance (Deficit) - March 31, 2007	31,172,716	$311,727	$14,326,584	$(2,659,057)	$11,979,254

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net Loss	$(138,842)	$(430,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,008	170,073
Stock option compensation expense	3,650	6,980
Deferred income taxes	(70,986)	(220,376)
Common shares issued for services	-	161,687
Provision for doubtful accounts	30,000	472,534
Changes in assets and liabilities:
Accounts receivable	2,228,351	1,454,350
Inventories	(3,247,864)	405,850
Prepaid expenses and other assets	(67,263)	(207,020)
Accounts payable and accrued expenses	1,205,548	(1,255,588)
Net Cash Provided by Operating Activities	114,602	557,737

Cash Used In Investing Activities
Purchases of property and equipment	(29,575)	(38,797)
Net Cash Used In Investing Activities	(29,575)	(38,797)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	-	2,236,302
Proceeds from the exercise of options and warrants	-	9,100
Payment for financing costs	(101,828)	-
Net amounts borrowed (paid) under revolving lines of credit	380,040	(2,731,000)
Preferred stock dividends	(63,616)	(61,874)
Net Cash Provided By (Used In) Financing Activities	214,596	(547,472)

Net Increase (Decrease) In Cash And Cash Equivalents	299,623	(28,532)

Cash And Cash Equivalents - Beginning Of Period	632,948	153,794
Cash And Cash Equivalents - End of Period	$932,571	$125,262

See the accompanying notes to condensed consolidated financial statements

QSGI INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made. Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months ended March 31, 2007 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and technical coverage and sales offices in 20 other states including Arkansas, Colorado, Illinois, Indiana, Kansas, Maine, Missouri, Michigan, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington DC, Wisconsin and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period. A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Basic	31,172,716	28,789,983
Stock options	-	-
Stock warrants	-	-
Redeemable preferred stock	-	-
Diluted	31,172,716	28,789,983

For the three months ended March 31, 2007 and 2006, the Company excluded weighted average common share equivalents related to stock options of 1,037,431 and 1,227,010, respectively, weighted average common share equivalents related to stock warrants of 0 and 0, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

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

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan. Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees. The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted between 2001 and 2006 vest upon issuance or up to five years from date of issuance and expire in either five years or ten years from date of vesting. No stock options were granted during the three months ended March 31, 2007. When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The expense is then recorded straight-line over the vesting period.

Our net income for the three months ended March 31, 2007 includes compensation costs of $3,650. As of March 31, 2007, there was approximately $45,000 of total unrecognized compensation costs related to stock options. These costs will be recognized over the next four years.

A summary of option activity for the three months ended March 31, 2007 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Balance, December 31, 2006	12,222	$1.97	7.2	$2,898
Granted	-	-
Exercised	-	-
Canceled	-	-
Forfeited	-	-

Balance, March 31, 2007	12,222	$1.97	7.0	$1,958

Substantially all of the Company’s outstanding stock options are currently exercisable.

During the three months ended March 31, 2007 and 2006, the following stock option activity occurred:

	Three Months Ended March 31,
	2007	2006
Total intrinsic value of stock options exercised	$-	$635,950

No cash was received from stock option exercises for the three months ended March 31, 2007. Cash received from stock options exercises for the three months ended March 31, 2006 was $9,100. As of March 31, 2007, an aggregate of 7,229,134 shares were authorized for future grants under our flexible stock plan. When options are exercised, new shares are issued. Option grants that expire or forfeited without exercise become available under the plan.

3. Inventories

Inventories at March 31, 2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$6,134,906	$4,810,843
Inventory in transit	2,185,668	246,867
Allowance for excess and obsolescence	(90,000)	(75,000)
	$8,230,574	$4,982,710

4. Financing

On January 17, 2007, we completed the financing of a new $7.5 million working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million. The new revolving line of credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000. Interest on this loan is payable monthly at the prime rate (8.25% at March 31, 2007), with all principal and interest due January 24, 2010. Interest on our previous loan was payable monthly at the prime rate plus one percent (8.75% at March 31, 2006). Availability on the line of credit at March 31, 2007 was $3,204,135. In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. All loans or lines of credit that the Company had prior to this date were paid and cancelled.

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

As of March 31, 2007, the Company was in compliance with all covenants.

5. Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement process for a tax position or expected position to be taken in a tax return.

As a result of the implementation of FIN 48, the Company recognized an increase of $38,000 in the liability for income taxes and accrued interest, of which $3,000 related to accrued interest. This was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect increase on January 1, 2007, the Company had $368,000 of unrecognized tax benefits of which $35,000 would affect the effective tax rate if recognized. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions as well as interest and penalties related to unrecognized tax benefits will be reflected as a component of income tax expense. As of March 31, 2007, no material changes in the Company's uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007, and the Company does not expect a significant change in its unrecognized tax benefits between now and the end of 2007. The Company's consolidated federal income tax return for 2004 is being audited by the Internal Revenue Service ("IRS"). The IRS commenced an examination in the fourth quarter of 2006. It is anticipated that the examination will be completed by the end of the second quarter of 2007. As of March 31, 2007, the IRS had not proposed any material adjustments.

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

	Three Months Ended March 31,
	2007	2006

Revenues
Data Security and Compliance	$4,266,324	$4,764,730
Data Center Hardware	3,807,792	3,947,050
Data Center Maintenance	1,348,180	995,019
Intersegment Elimination	(28,129)	(422,675)

Consolidated Total	$9,394,167	$9,284,124

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(726,868)	$(751,872)
Data Center Hardware	264,932	(120,102)
Data Center Maintenance	264,275	231,129

Consolidated Total	$(197,661)	$(640,845)

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

	Three Months Ended March 31,
	2007	2006

	%	%
Product Revenue	84.7	87.5
Service Revenue	15.3	12.5
Total Revenue	100.0	100.0
Cost Of Products Sold	65.7	72.6
Cost Of Services Sold	5.8	4.1
Cost Of Products and Services Sold	71.5	76.7
Gross Profit	28.5	23.3
Selling, General And Administrative Expenses	27.8	27.8
Depreciation And Amortization	1.9	1.8
Interest Expense, net	0.9	0.6
Loss Before Benefit For Income Taxes	(2.1)	(6.9)
Benefit For Income Taxes	(0.6)	(2.3)
Net Loss	(1.5)	(4.6)

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue for the quarter ended March 31, 2007 was $9,394,167 compared to revenue of $9,284,124 for the quarter ended March 31, 2006, a $110,043 increase, or 1.2%. Revenue in our Data Security and Compliance segment decreased to $4,266,324 from $4,764,730, a $498,406 decrease, or 10.5%. This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers decreased. We anticipate that future quarter's flow of off lease returns should make up for the first quarter's delay. Revenue in our Data Center Maintenance Services segment increased to $1,348,180 from $995,019, a $353,161 increase, or 35.5%. This was the result of signing additional service contracts with new and existing customers during 2006 and early 2007 that will continue though 2007. Revenue in our Data Center Hardware Segment during the quarter decreased to $3,807,792 from $3,947,050, a $139,258 decrease, or 3.5%. Revenues remained relatively flat as IBM is in the middle of a platform upgrade and we are selling older refurbished technology against new technology. We anticipate as the year unfolds, this new technology will become available for us to remarket.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenue
Products	$7,955,169	$8,122,226
Services	1,438,998	1,161,898
Total Revenue	$9,394,167	$9,284,124

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

Gross profit for the quarter ended March 31, 2007 was $2,677,082 compared to a gross profit of $2,166,206 for the quarter ended March 31, 2006, a $510,876 increase, or 23.6%. Gross profit for the quarter ended March 31, 2007 increased over the quarter ended March 31, 2006 as a result of increased profits in our Data Center Hardware and Maintenance segments, offset by a slight decrease in our Data Security and Compliance segment.

Gross margins for the quarter ended March 31, 2007 were 28.5% compared to 23.3% for the quarter ended March 31, 2006. Gross margins increased in our Data Security and Compliance segment to 18.9% for the quarter ended March 31, 2007 from 17.3% for the quarter ended March 31, 2006. Margins expanded as we had an increase in our higher margin end-user, data auditing, erasure and re-marketing work. Gross margins increased in our Data Center Hardware segment for the quarter ended March 31, 2007 to 26.3% from 17.1% for the quarter ended March 31, 2006. The increase in gross margin reflects a favorable mix of higher margin equipment. Gross margins in our Data Center Maintenance segment decreased to 64.5% from 67.1% as we added personnel to handle our new mid-range maintenance service offering.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $2,614,896 compared to selling, general and administrative expenses of $2,584,661 for the quarter ended March 31, 2006, a $30,235 increase, or 1.2%. The first quarter of 2007 included additional personnel costs in our maintenance business, additional expenses associated with our India call center operation, and additional professional fees as a result of additional audit and legal work. The first quarter of 2006 included an increase in our allowance for doubtful accounts whereby we took a charge of $448,000 from a single customer and against whom QSGI is continuing to pursue recourse.

Depreciation and amortization for the quarter ended March 31, 2007 was $172,008 compared to depreciation and amortization of $170,073 for the quarter ended March 31, 2006, a $1,935 increase. This increase was the result of one full quarter of depreciation on fixed assets purchased during 2006, and a portion of one quarter for the first quarter of 2007.

Interest expense for the quarter ended March 31, 2007 was $87,839 compared to interest expense of $52,317 for the quarter ended March 31, 2006, a $35,522 increase, or 67.9%, commensurate with an increase in the level of the Company’s borrowings.

The Company recorded a federal tax benefit for the three months ended March 31, 2007 and 2006. This benefit was reduced by estimated state tax obligations. We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended March 31,
	2007	2006

Revenue	$4,266,324	$4,764,730
Gross Profit	805,509	823,049
Selling, General And Administrative Expenses	1,388,132	1,466,000
Depreciation And Amortization	56,391	55,867
Loss Before Benefit For Income Taxes	(726,868)	(751,872)

Segment Assets	11,527,892	9,273,019
Goodwill	-	-
Expenditures for Property and Equipment	22,095	33,163

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue for the quarter ended March 31, 2007 was $4,266,324 compared to revenue of $4,764,730 for the quarter ended March 31, 2006, a $498,406 decrease, or 10.5%. This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers decreased. We anticipate that future quarter's flow of off lease returns should make up for the first quarter's delay.

Gross profit for the quarter ended March 31, 2007 was $805,509 compared to gross profit of $823,049 for the quarter ended March 31, 2006, a $17,540 decrease, or 2.1%. Our gross profit decreased as a direct result of a decrease in revenues. However, gross margin increased to 18.9% for the quarter ended March 31, 2007 compared to 17.3% for the quarter ended March 31, 2006. Margins expanded as we had an increase in our wholesale margins while holding down our variable cost of goods sold.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $1,388,132 compared to selling, general and administrative expenses of $1,466,000 for the quarter ended March 31, 2006, a $77,868 decrease, or 5.3%. Expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period. The first quarter of 2007 included an increase in expenses associated with our India call center which started during the first quarter of 2006. In addition, we had an increase in professional fees as a result of additional audit and legal work. The first quarter of 2006 included an increase in our allowance for doubtful accounts whereby we took a charge of $349,000 from a single customer and against whom QSGI is continuing to pursue recourse.

Depreciation and amortization for the quarter ended March 31, 2007 was $56,391 compared to depreciation and amortization of $55,867 for the quarter ended March 31, 2006, a $524 increase. This increase was the result of one full quarter of depreciation on fixed assets purchased during 2006, and a portion of one quarter for assets purchased during 2007.

Data Center Hardware Segment

	Three Months Ended March 31,
	2007	2006

Revenue	$3,807,792	$3,947,050
Gross Profit	1,002,127	675,691
Selling, General And Administrative Expenses	636,787	697,997
Depreciation And Amortization	100,422	98,672
Income (Loss) Before Benefit For Income Taxes	264,932	(120,102)

Segment Assets	11,384,809	6,012,958
Goodwill	5,154,782	2,957,193
Expenditures for Property and Equipment	7,480	1,847

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue for the quarter ended March 31, 2007 was $3,807,792 compared to revenue of $3,947,050 for the quarter ended March 31, 2006, a $139,258 decrease, or 3.5%. Revenues contracted slightly due to the uneven nature of the sales cycle in the hardware segment. Since hardware equipment tends to be a bigger ticket item, the timing of shipments or an unforeseen delay in shipment caused by a customer can have an impact on a particular quarter. We believe that on an annualized basis, the division will maintain its historical rate of growth and profitability.

Gross profit for the quarter ended March 31, 2007 was $1,002,127 compared to gross profit of $675,691 for the quarter ended March 31, 2006, a $326,436 increase, or 48.3%. The increase in gross margin reflects a favorable mix of higher margin equipment.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $636,787 compared to selling, general and administrative expenses of $697,997 for the quarter ended March 31, 2006, a $61,210 decrease, or 8.8%. The decrease was mainly the result a one time increase in the allowance for doubtful accounts during the first quarter of 2006 whereby we took a charge of $99,000 from a single customer and against whom QSGI is continuing to pursue recourse.

Depreciation and amortization for the quarter ended March 31, 2007 was $100,422 compared to depreciation and amortization of $98,672 for the quarter ended March 31, 2006, a $1,750 increase, or 1.8%. This increase was the result of one full quarter of depreciation on fixed assets purchased during 2006, and a portion of one quarter for assets purchased during the first quarter of 2007.

Data Center Maintenance Segment

	Three Months Ended March 31,
	2007	2006

Revenue	$1,348,180	$995,019
Gross Profit	869,446	667,466
Selling, General And Administrative Expenses	589,977	420,664
Depreciation And Amortization	15,195	15,534
Income Before Provision For Income Taxes	264,275	231,129

Segment Assets	2,581,915	914,614
Goodwill	1,489,621	255,121
Expenditures for Property and Equipment	-	3,787

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenue for the quarter ended March 31, 2007 was $1,348,180 compared to revenue of $995,019 for the quarter ended March 31, 2006, a $353,161 increase, or 35.5%. This was the result of signing additional service contracts with new and existing customers this quarter as well as new contracts that were signed during last year. These contracts are generally one to three year terms.

Gross profit for the quarter ended March 31, 2007 was $869,446 compared to gross profit of $667,466 for the quarter ended March 31, 2006, a $201,980 increase, or 30.3%. Our gross profit increased as a result of the addition of new maintenance contracts. Our gross margin percentage decreased to 64.5% for the period ended March 31, 2007 from 67.1% for the quarter ended March 31, 2006. Gross margins decreased as we added additional personnel to handle our new mid-range maintenance service offering.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $589,977 compared to selling, general and administrative expenses of $420,664 for the quarter ended March 31, 2006, a $169,313 increase, or 40.2%. The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the quarter ended March 31, 2007 was $15,195 compared to depreciation and amortization of $15,534 for the quarter ended March 31, 2006, a $339 decrease.

Geographic Areas

We operate primarily in the United States and have minimal assets in foreign countries. However, we sell to and provide data security and compliance services to customers operating in foreign countries. Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide. All of our purchases and sales are denominated in US dollars. There were no foreign currency transaction gains or losses during the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended March 31, 2007 was $114,602. Net cash provided by operating activities in the three months ended March 31, 2006 was $557,737. Net cash provided by operating activities during the three month period ended March 31, 2007 was primarily as a result of decrease in accounts receivable, an increase in accounts payable and accrued expenses, offset by an increase in inventory, prepaid expenses and other assets. The decrease in our receivables was mainly attributable to tighter credit controls established and better collections. The majority of the increase in inventory was the result of prepayments made on purchases of inventory. Net cash provided by operating activities during the three month period ended March 31, 2006 was primarily as a result of a decrease in accounts receivable, a decrease in inventories, offset by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $29,575 and $38,797, respectively. Net cash used in investing activities in the three months ended March 31, 2007 and 2006 was for the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2007 was $214,596. Net cash used in financing activities for the three months ended March 31, 2006 was $547,472. Net cash provided by financing activities for the three months ended March 31, 2007 was the result of amounts borrowed on the line of credit reduced by dividends and payment for financing costs. Net cash used in financing activities during the three month period ended March 31, 2006 was the result of payments made under our revolving line of credit and dividends on our preferred stock offset by proceeds from the issuance of redeemable preferred stock and proceeds from the exercise of options.

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

Period ending	Quarterly net income (loss)	Year to date net income (loss)
March 31, 2007	$ (250,000)	$ (250,000)
June 30, 2007	500,000	250,000
September 30, 2007	150,000	400,000
December 31, 2007	400,000	800,000

March 31, 2008	100,000	100,000
June 30, 2008	200,000	300,000
September 30, 2008	200,000	500,000
December 31, 2008	300,000	800,000

March 31, 2009	100,000	100,000
June 30, 2009	200,000	300,000
September 30, 2009	200,000	500,000
December 31, 2009	300,000	800,000

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

We believe that the anticipated cash flow from operations and current financing arrangements with Wells Fargo Bank, together with anticipated proceeds from the exercise of stock options and warrants, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2007 and 2006 and do not expect any in the remainder of fiscal 2007. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4.  Controls and Procedures

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

     Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, do not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

As of March 31, 2007, we evaluated the effectiveness of the design and operation of our Disclosure Controls. The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

Item 1A. Risk Factors

Reference is made to the factors set forth under the "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

QSGI INC. Inc. (Registrant)
Dated: May 10, 2007	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2007	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description
2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

4.2**	Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3**	Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4**	Form of Common Stock Purchase Warrant at $1.50 per share dated May 28, 2004.
4.5**	Form of Common Stock Purchase Warrant at $3.60 per share dated May 28, 2004
4.6	Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.
10.1*	Employment and Non-Compete Agreement - Edward L. Cummings **
10.2*	Employment and Non-Compete Agreement - David A. Loppert **
10.3*	Employment and Non-Compete Agreement - Carl C. Saracino **
10.4*	Employment and Non-Compete Agreement - Michael P. Sheerr **
10.5*	Employment and Non-Compete Agreement - Marc Sherman **
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