Form 10-Q
period 2007-06-30
QSGI INC.
filed 2007-08-14
CIK 27960

As filed with the Securities and Exchange Commission on August 14, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

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

(561) 426-4666
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]       No [X]

The number of outstanding common shares, par value $.01, of the registrant as of August 1, 2007 was 31,172,716.

i

PART I      FINANCIAL INFORMATION
Item 1.  Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006

Assets

Current Assets
Cash and cash equivalents	$860,767	$632,948
Accounts receivable, net of reserve of $783,816 in 2007 and $780,116 in 2006	6,472,504	8,012,421
Inventories	7,492,060	4,982,710
Prepaid expenses, income taxes and other assets	107,173	183,069
Deferred income taxes	598,661	598,661
Total Current Assets	15,531,165	14,409,809
Property and Equipment, Net	337,882	410,241
Goodwill	6,644,403	6,644,403
Intangibles, Net	2,397,256	2,555,584
Other Assets	250,781	158,784

	$25,161,487	$24,178,821

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$5,788,170	$3,915,825
Accounts payable	1,379,079	1,382,336
Accrued expenses	682,181	601,850
Deferred revenue	371,654	517,439
Accrued payroll	60,043	329,658
Other liabilities	200,073	122,784
Total Current Liabilities	8,481,200	6,869,892

Long-Term Deferred Revenue	260,806	416,239
Deferred Income Taxes	352,455	451,625
Total Liabilities	9,094,461	7,737,756

Redeemable Convertible Preferred Stock	4,229,496	4,220,577

Stockholders’ Equity
Preferred shares: authorized 5,000,000 shares in 2007
and 2006, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2007 and 2006, $0.01 par value; 31,172,716 shares issued and outstanding in 2007 and 2006	311,727	311,727
Additional paid-in capital	14,261,419	14,390,976
Retained earnings (deficit)	(2,735,616)	(2,482,215)
Total Stockholders’ Equity	11,837,530	12,220,488

	$25,161,487	$24,178,821

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Product Revenue	$7,951,514	$13,915,641	$15,906,683	$22,037,867
Service Revenue	1,713,675	1,275,699	3,152,673	2,437,597
Total Revenue	9,665,189	15,191,340	19,059,356	24,475,464

Cost Of Products Sold	6,538,501	11,721,788	12,712,657	18,457,060
Cost Of Services Sold	633,072	407,099	1,176,001	789,745
Total Cost Of Sales	7,171,573	12,128,887	13,888,658	19,246,805

Gross Profit	2,493,616	3,062,453	5,170,698	5,228,659

Selling, General And Administrative Expenses	2,378,407	2,306,251	4,993,303	4,890,911

Depreciation And Amortization	167,709	171,607	339,717	341,680

Interest Expense, net	43,353	47,465	131,192	99,783

Income (Loss) Before Provision (Benefit) For Income Taxes	(95,853)	537,130	(293,514)	(103,715)

Provision (Benefit) For Income Taxes	(19,294)	232,545	(78,113)	22,453

Net Income (Loss)	(76,559)	304,585	(215,401)	(126,168)

Preferred Stock Dividends	64,323	65,162	127,939	127,036

Accretion To Redemption Value of Preferred Stock	4,493	4,391	8,918	8,400

Net Income (Loss) Available to Common Stockholders	$(145,375)	$235,032	$(352,258)	$(261,604)

Net Income (Loss) Per Common Share – Basic	$0.00	$0.01	$(0.01)	$(0.01)
Net Income (Loss) Per Common Share – Diluted	$0.00	$0.01	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding –Basic	31,172,716	29,335,934	31,172,716	29,064,467
Weighted Average Number Of Common Shares Outstanding –Diluted	31,172,716	30,440,652	31,172,716	29,064,467

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2007
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2006	31,172,716	$311,727	$14,390,976	$(2,482,215)	$12,220,488

Stock Option Compensation	–	–	7,300	–	7,300

FIN 48 Adoption	–	–	–	(38,000)	(38,000)

Preferred Stock Dividends	–	–	(127,939)	–	(127,939)

Accretion To Redemption Value Of Preferred Stock	–	–	(8,918)	–	(8,918)

Net Loss	–	–	–	(215,401)	(215,401)

Balance (Deficit) – June 30, 2007	31,172,716	$311,727	$14,261,419	$(2,735,616)	$11,837,530

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net Loss	$(215,401)	$(126,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	339,717	340,680
Stock option compensation expense	7,300	9,930
Deferred income taxes	(99,170)	(37,292)
Common shares issued for services	–	161,687
Provision for doubtful accounts, net of recoveries	(11,212)	479,656
Changes in assets and liabilities:
Accounts receivable	1,551,129	709,380
Inventories	(2,509,350)	(381,024)
Prepaid expenses and other current assets	103,347	(101,942)
Accounts payable and accrued expenses	(454,471)	(334,427)
Net Cash Provided by (Used In) Operating Activities	(1,288,111)	721,480

Cash Used In Investing Activities
Purchases of property and equipment	(85,649)	(74,962)
Net Cash Used In Investing Activities	(85,649)	(74,962)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	–	2,236,301
Proceeds from the exercise of options and warrants	–	9,100
Stock issuance costs	–	(25,499)
Payments for financing costs	(142,827)	–
Preferred stock dividends	(127,939)	(127,036)
Net amounts (paid) borrowed under revolving lines of credit	1,872,345	(2,893,178)
Net Cash Provided By (Used In) Financing Activities	1,601,579	(800,312)

Net Increase (Decrease) In Cash And Cash Equivalents	227,819	(153,794)

Cash And Cash Equivalents – Beginning Of Period	632,948	153,794
Cash And Cash Equivalents – End of Period	$860,767	$–

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and six months ended June 30, 2007 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.	Summary of Significant Accounting Policies

Business Organization

We provide a full suite of information technology solutions to help corporations and governmental agencies better manage hardware assets, reduce maintenance expenses, build best practices for data security and assure regulatory compliance.  With a focus on the entire range of IT platforms - from the PC to the mainframe, the service offered by QSGI are specifically designed to reduce total cost of ownership for IT assets and maximize the clients' return on their IT investment.

For enterprise class hardware in the data center, QSGI offers hardware maintenance services, hardware environment planning and consultation, refurbished whole systems, parts, features, upgrades and add-ons. Additionally, for desktop IT assets, servers and SAN products, QSGI offers a range of end-of-life services that include: automated asset auditing, Department of Defense (DOD) level data destruction, documentation for regulatory compliance, hardware refurbishment with worldwide remarketing or proper IT asset recycling.

Segments

QSGI has three unique business segments to extend its core competencies to the marketplace:

A.	Data Security & Compliance

We provide data security and regulatory compliance services for IT assets ready for retirement. We also offer a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, servers and SAN products) have come to the end of their life cycle. These services include:

- IT Asset auditing and life-cycle management to minimize IT expenses while maximizing return on investment

- Data erasure to Department of Defense standards for hard drives
- Regulatory compliance documentation and guidance for IT assets
- Remarketing for IT assets with market value to enhance client ROI
- Detailed on-line reporting of audit records, erasure and EPA disposal certificates

B.   Data Center Hardware

QSGI sells refurbished enterprise-class hardware for significantly less than the cost of new hardware. It also provides consultation to help clients make decisions about changes to their hardware environment so they may maximize output while minimizing total cost of ownership. As the world leader in refurbishing and remarketing zSeries mainframe hardware, QSGI also offers refurbished distributed servers, tape and SAN storage and many other peripherals which it also remarkets around the world.

C.  Data Center Maintenance

QSGI offers hardware maintenance programs, systems assurance and consultation for mainframes, distributed servers, storage, SAN and many other peripherals. With access to industry-leading technical staff and a thorough inventory of critical back-up parts, QSGI offers its maintenance services for a price far less than what the manufacturers provide.

Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and technical coverage and sales offices in 18 other states including Connecticut, Colorado, Florida, Illinois, Indiana, Kansas, Maine, Michigan, Nebraska, New Jersey, New York, North Carolina, New Hampshire, Pennsylvania, South Carolina, Texas, Wisconsin and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	31,172,716	29,335,934	31,172,716	29,064,467
Stock options	–	1,104,718	–	–

Stock warrants	–	–	–	–
Redeemable preferred stock	–	–	–	–
Diluted	31,172,716	30,440,652	31,172,716	29,064,467

For the six months ended June 30, 2007 and 2006, the Company excluded weighted average common share equivalents related to stock options of 1,033,319 and 1,164,178, respectively and redeemable preferred stock of 1,911,111 and 1,911,111, respectively, because their effect would be anti-dilutive.

For the three months ended June 30, 2007, the Company excluded weighted average common share equivalents related to stock options 1,027,505 and weighted average common share equivalents related to redeemable preferred stock of 1,911,111.

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

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan.  Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees.  The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Options granted between 2001 and 2006 vest upon issuance or up to five years from date of issuance and expire in either five years or ten years from date of vesting.  No stock options were granted during the three and six months ended June 30, 2007.  When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The expense is then recorded straight-line over the vesting period.

Our net income for the three and six months ended June 30, 2007 includes compensation costs of $3,651 and $7,300, respectively.  As of June 30, 2007, there was approximately $41,200 of total unrecognized compensation costs related to stock options.  These costs will be recognized over the next five years.

A summary of option activity for the six months ended June 30, 2007 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2006	12,222	$ 1.97	7.2	$ 2,898
Granted	–	–
Exercised	–	–

Canceled	–	–
Forfeited	(60)	2.26

Balance, June 30, 2007	12,162	$ 1.97	6.8	$ 1,665

Substantially all of the Company’s outstanding stock options are currently exercisable.

During the six months ended June 30, 2007 and 2006, the following stock option activity occurred:

	Six Months Ended June 30,
	2007	2006
Total intrinsic value of stock options exercised	–	$ 635,900

Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $-0- and $9,100, respectively.  As of June 30, 2007, an aggregate of 6,704,166 shares were available for future grants under our flexible stock plan.  When options are exercised, new shares are issued.  Option grants that expire or forfeited without exercise become available under the plan.

3.	Inventories

Inventories at June 30, 2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$6,367,200	$4,810,843
Inventory in transit	1,278,860	246,867
Allowance for excess and obsolescence	(154,000)	(75,000)
	$7,492,060	$4,982,710

4.              Financing

On January 17, 2007, we completed the financing of a new $7.5 million working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000.  On June 29, 2007, we completed an amendment to the revolving line-of-credit which reset some of the covenants.

Beginning June 29, 2007, interest on this loan is payable monthly at the prime rate plus one and one-half percent (9.75% at June 30, 2007), with all principal and interest due January 24, 2010.  Prior to June 29, 2007, interest on this loan was payable monthly at the prime rate.  Interest on our previous loan was payable monthly at the prime rate plus one percent.  Availability on the line of credit at June 30, 2007 was $1,711,830.  In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.  All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The amended revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements as follows:

		Year To Date
	Quarterly Net	Net Income
Period Ending	Income (Loss)	(Loss)

March 31, 2007	$(250,000)	$(250,000)
June 30, 2007	(178,000)	(428,000)
September 30, 2007	91,000	(337,000)
December 31, 2007	288,000	(49,000)

March 31, 2008	100,000	100,000
June 30, 2008	200,000	300,000
September 30, 2008	200,000	500,000
December 31, 2008	300,000	800,000

March 31, 2009	100,000	100,000
June 30, 2009	200,000	300,000
September 30, 2009	200,000	500,000
December 31, 2009	300,000	800,000

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

As of June 30, 2007, the Company was in compliance with all covenants.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $38,000 in the liability for income taxes and accrued interest, of which $3,000 related to accrued interest.  This was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  Including the cumulative effect increase on January 1, 2007, the Company had $368,000 of unrecognized tax benefits of which $35,000 would affect the effective tax rate if recognized.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions as well as interest and penalties related to unrecognized tax benefits will be reflected as a component of income tax expense.  As of June 30, 2007, no material changes in the Company's uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007, and the Company does not expect a significant change in its unrecognized tax benefits between now and the end of 2007. During the second quarter of 2007, the Internal Revenue Service ("IRS") completed the examination of the Company's consolidated federal income tax return for 2004.  The examination resulted in additional tax due of approximately $6,400.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Data Security and Compliance	$4,885,902	$5,507,236	$9,152,226	$10,271,966
Data Center Hardware	3,304,785	8,532,316	7,112,577	12,479,366
Data Center Maintenance	1,493,901	1,170,003	2,842,082	2,165,022
Intersegment Elimination	(19,399)	(18,215)	(47,529)	(440,890)

Consolidated Total	$9,665,189	$15,191,340	$19,059,356	$24,475,464

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(459,303)	$(676,945)	$(1,186,171)	$(1,428,817)
Data Center Hardware	95,087	928,824	360,019	808,722
Data Center Maintenance	268,363	285,251	532,638	516,380

Consolidated Total	$(95,853)	$537,130	$(293,514)	$(103,715)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	%	%	%	%
Product Revenue	82.3	91.6	83.5	90.0
Service Revenue	17.7	8.4	16.5	10.0
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	67.7	77.2	66.7	75.4
Cost Of Services Sold	6.5	2.6	6.2	3.2
Cost Of Products and Services Sold	74.2	79.8	72.9	78.6
Gross Profit	25.8	20.2	27.1	21.4
Selling, General And Administrative Expenses	24.6	15.2	26.2	20.0
Depreciation And Amortization	1.7	1.2	1.8	1.4
Interest Expense, net	0.4	0.3	0.6	0.4
Income (Loss) Before Provision (Benefit) For Income Taxes	(0.9)	3.5	(1.5)	(0.4)
Provision (Benefit) For Income Taxes	(0.1)	1.5	(0.4)	0.1
Net Income (Loss)	(0.8)	2.0	(1.1)	(0.5)

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue for the quarter ended June 30, 2007 was $9,665,189 compared to revenue of $15,191,340 for the quarter ended June 30, 2006, a $5,526,151 decrease, or 36.4%.   Revenue in our Data Security and Compliance segment for the quarter ended June 30, 2007 decreased to $4,885,902 from $5,507,236 for the quarter ended June 30, 2006, a $621,334 decrease, or 11.3%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a larger decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.  Revenue in our Data Center Hardware Segment for the quarter ended June 30, 2007 decreased to $3,304,785 from $8,532,316 for the quarter ended June 30, 2006, a $5,227,531 decrease, or 61.3%.  Since hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle and the placing of orders, the timing of shipments can have an impact on a particular quarter.  For the quarter ended June 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.  Revenue in our Data Center Maintenance Services segment increased to $1,493,901 for the quarter ended June 30, 2007 from $1,170,003 for the quarter ended June 30, 2006, a $323,898 increase, or 27.7%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Revenue
Products	$7,951,514	$13,915,641
Services	1,713,675	1,275,699
Total Revenue	$9,665,189	$15,191,340

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

Gross profit for the quarter ended June 30, 2007 was $2,493,616 compared to a gross profit of $3,062,453 for the quarter ended June 30, 2006, a $568,837 decrease, or 18.6%.  Gross profit in our Data Security and Compliance segment for the quarter ended June 30, 2007 increased to $703,738 from $617,477 for the quarter ended June 30, 2006, an $86,261 increase, or 14.0%.   Gross profit in our Data Center Hardware segment for the quarter ended June 30, 2007 decreased to $853,913 from $1,636,339 for the quarter ended June 30, 2006, a $782,426 decrease, or 47.8%.  Gross profit in our Data Center Maintenance segment for the quarter ended June 30, 2007 increased to $935,965 from $808,637 for the quarter ended June 30, 2006, a $127,328 increase, or 15.7%.

Gross margin for the quarter ended June 30, 2007 was 25.8% compared to a gross margin of 20.2% for the quarter ended June 30, 2006.  Gross margin in our Data Security and Compliance segment for the quarter ended June 30, 2007 was 14.4% compared to a gross margin of 11.2% for the quarter ended June 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.  Gross margin in our Data Center Hardware segment for the quarter ended June 30, 2007 was 25.8% compared to 19.2% for the quarter ended June 30, 2006.  Gross margins increased but gross profit decreased due to revenues decreasing substantially from 2006.  Gross margin in our Data Center Maintenance segment for the quarter ended June 30, 2007 was 62.7% of revenue compared to a gross margin of 69.1% for the quarter ended June 30, 2006.  Gross profit increased but margins decreased as we opened up a number of new sales offices and added maintenance engineers to support our expanded customer base.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $2,378,407 compared to selling, general and administrative expenses of $2,306,251 for the quarter ended June 30, 2006, a $72,156 increase, or 3.1%.  Reductions to our Data Security & Compliance overhead offset the additional resources we spent adding midrange and Sun maintenance expertise.

Depreciation and amortization for the quarter ended June 30, 2007 was $167,709 compared to depreciation and amortization of $171,607 for the quarter ended June 30, 2006, a $3,898 decrease, or 2.3%.  This decrease was the result of some of our assets becoming fully depreciated this quarter, where they were still being depreciated in the quarter ended June 30, 2006.

Interest expense for the quarter ended June 30, 2007 was $43,353 compared to interest expense of $47,465 for the quarter ended June 30, 2006, a $4,112 decrease.  Interest expense on the Company's bank line increased but was offset by interest income earned on a receivable.

The Company recorded a federal tax benefit for the three months ended June 30, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.  The Company recorded a federal tax and state tax expense for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $19,059,356 compared to revenue of $24,475,464 for the six months ended June 30, 2006, a $5,416,108 decrease, or 22.1%.   Revenue in our Data Security and Compliance segment for the six months ended June 30, 2007 decreased to $9,152,226 from $10,271,966 for the six months ended June 30, 2006, a $1,119,740 decrease, or 10.9%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a larger decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.  Revenue in our Data Center Hardware Segment for the six months ended June 30, 2007 decreased to $7,112,577 from $12,479,366 for the six months ended June 30, 2006, a $5,366,789 decrease, or 43.0%.  This decrease was the result of the decrease in revenues during the second quarter of 2007.  For the quarter ended June 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.  Revenue in our Data Center Maintenance Services segment increased to $2,842,082 for the six months ended June 30, 2007 from $2,165,022 for the six months ended June 30, 2006, a $677,060 increase, or 31.3%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Revenue
Products	$15,906,683	$22,037,867
Services	3,152,673	2,437,597
Total Revenue	$19,059,356	$24,475,464

Gross profit for the six months ended June 30, 2007 was $5,170,698 of revenue compared to a gross profit of $5,228,659 for the six months ended June 30, 2006, a $57,961 decrease, or 1.1%.  Gross profit in our Data Security and Compliance segment for the six months ended June 30, 2007 increased to $1,509,247 from $1,440,526 for the six months ended June 30, 2006, a $68,721 increase, or 4.8%.   Gross profit in our Data Center Hardware segment for the six months ended June 30, 2007 decreased to $1,856,040 from $2,312,030 for the six months ended June 30, 2006, a $455,990 decrease, or 19.7%.  Gross profit in our Data Center Maintenance segment for the six months ended June 30, 2007 increased to $1,805,411 from $1,476,103 for the six months ended June 30, 2006, a $329,308 increase, or 22.3%.

Gross margin for the six months ended June 30, 2007 was 27.1% compared to a gross margin of 21.4% for the six months ended June 30, 2006.  Gross margin in our Data Security and Compliance segment for the six months ended June 30, 2007 was 16.5% compared to a gross margin of 14.0% for the six months ended June 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher margin end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.  Gross margin in our Data Center Hardware segment for the six months ended June 30, 2007 was 26.1% compared to 18.5% for the six months ended June 30, 2006.  Gross margins increased but gross profit decreased as revenues decreased substantially.  Gross margin in our Data Center Maintenance segment for the six months ended June 30, 2007 was 63.5% compared to a gross margin of 68.2% for the six months ended June 30, 2006.  Gross profit increased but margins decreased as we opened up a number of new sales offices and added maintenance engineers to support our expanded customer base.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $4,993,303 compared to selling, general and administrative expenses of $4,890,911 for the six months ended June 30, 2007, a $102,392 increase, or 2.1%.  Reductions to our Data Security & Compliance overhead offset the additional resources we spent adding midrange and Sun maintenance expertise.

Depreciation and amortization for the six months ended June 30, 2007 was $339,717 compared to depreciation and amortization of $341,680 for the six months ended June 30, 2006, a $1,963 decrease, or 0.6%.  This decrease is the result of some of our assets becoming fully depreciated.

Interest expense for the six months ended June 30, 2007 was $131,192 compared to interest expense of $99,783 for the six months ended June 30, 2006, a $31,409 increase, commensurate with an increase in the level of the Company’s borrowings and an increase in the rate of interest.

The Company recorded a federal tax benefit for the six months ended June 30, 2007 and 2006.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$4,885,902	$5,507,236	$9,152,226	$10,271,966
Gross Profit	703,738	617,477	1,509,247	1,440,526
Selling, General And Administrative Expenses	1,060,538	1,189,684	2,448,670	2,655,684
Depreciation And Amortization	59,150	56,826	115,541	112,693
Loss Before Benefit For Income Taxes	(459,303)	(676,945)	(1,186,171)	(1,428,817)

Segment Assets	10,141,098	8,463,911	10,141,098	8,463,911
Goodwill	–	–	–	–
Expenditures for Property and Equipment	45,196	21,409	72,442	54,572

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue in our Data Security and Compliance segment for the quarter ended June 30, 2007 decreased to $4,885,902 from $5,507,236 for the quarter ended June 30, 2006, a $621,334 decrease, or 11.3%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a larger decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.

Gross profit in our Data Security and Compliance segment for the quarter ended June 30, 2007 increased to $703,738 from $617,477 for the quarter ended June 30, 2006, an $86,261 increase, or 14.0%.  Gross margin in our Data Security and Compliance segment for the quarter ended June 30, 2007 was 14.4% compared to a gross margin of 11.2% for the quarter ended June 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $1,060,538 compared to selling, general and administrative expenses of $1,189,684 for the quarter ended June 30, 2006, a $129,146 decrease, or 10.9.  The decrease demonstrates the relatively fixed cost nature of our business and cost cutting measures initiated in the quarter ended June 30, 2007.

Depreciation and amortization for the quarter ended June 30, 2007 was $59,150 compared to depreciation and amortization of $56,826 for the quarter ended June 30, 2006, a $2,324 increase, or 4.1%.  This increase was the result of depreciation on fixed assets purchased during 2006 and 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $9,152,226 compared to revenue of $10,271,966 for the six months ended June 30, 2006, a $1,119,740 decrease, or 10.9%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a larger decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.

Gross profit for the six months ended June 30, 2007 was $1,509,247 compared to gross profit of $1,440,526 for the six months ended June 30, 2006, a $68,721 increase, or 4.8%.  Gross margin in our Data Security and Compliance segment for the six months ended June 30, 2007 was 16.5% compared to a gross margin of 14.0% for the six months ended June 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the six months ended June 30, 2007 was $2,448,670 as compared to selling, general and administrative expenses for the six months ended June 30, 2006 of $2,655,684, a $207,014 decrease, or 7.8%.  Expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.   The biggest changes came from an increase in expenses associated with our India call center which started during the first quarter of 2006, an increase in professional fees as a result of additional audit and legal work, offset by a decrease in our bad debt expense whereby we took a charge in 2006 of $349,000 from a single customer and against whom QSGI is continuing to pursue recourse.

Depreciation and amortization for the six months ended June 30, 2007 was $115,541 compared to depreciation and amortization of $112,693 for the six months ended June 30, 2006, a $2,848 increase, or 2.5%. This increase was the result of depreciation on fixed assets purchased during 2006 and the first six months of 2007.

Data Center Hardware Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$3,304,785	$8,532,316	$7,112,577	$12,479,366
Gross Profit	853,913	1,636,339	1,856,040	2,312,030
Selling, General And Administrative Expenses	665,451	608,943	1,302,238	1,306,940
Depreciation And Amortization	93,376	99,017	193,798	197,689
Income Before Provision For Income Taxes	95,087	928,824	360,019	808,722

Segment Assets	12,057,077	10,794,950	12,057,077	10,794,950
Goodwill	5,154,782	6,116,707	5,154,782	6,116,707
Expenditures for Property and Equipment	5,727	12,407	13,207	14,254

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue for the quarter ended June 30, 2007 was $3,304,785 compared to revenue of $8,532,316 for the quarter ended June 30, 2006, a $5,227,531 decrease, or 61.3%.  Since hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle, the timing of shipments can have an impact on a particular quarter.  For the quarter ended June 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.

Gross profit for the quarter ended June 30, 2007 was $853,913 compared to gross profit of $1,636,339 for the quarter ended June 30, 2006, a $782,426 decrease, or 47.8%.  Gross margin in our Data Center Hardware segment for the quarter ended June 30, 2007 was 25.8% of revenue compared to 19.2% of revenue for the quarter ended June 30, 2006.  Gross margins increased but gross profit decreased due to revenues decreasing substantially form 2006.  Margins on the 2006 sales realized were lower.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $665,451 compared to selling, general and administrative expenses of $608,943 for the quarter ended June 30, 2006, a $56,508 increase, or 9.3%.  The increase was mainly the result of an increase in compensation and compensation related expenses.

Depreciation and amortization for the quarter ended June 30, 2007 was $93,376 compared to depreciation and amortization of $99,017 for the quarter ended June 30, 2006, a $5,641 decrease, or 5.7%.  This decrease was the result of some of our assets becoming fully depreciated.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $7,112,577 compared to revenue of $12,479,366 for the six months ended June 30, 2006, a $5,366,789 decrease, or 43.0%.  Hardware equipment tends to be a bigger ticket item and may be subject to the uneven nature of the sales cycle and the timing of shipments.  This decrease was the result of the decrease in revenues during the 2nd quarter of 2007.  For the quarter ended June 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.

Gross profit for the six months ended June 30, 2007 was $1,856,040 compared to gross profit of $2,312,030 for the six months ended June 30, 2006, a $455,990 decrease, or 19.7%.  Gross margin in our Data Center Hardware segment for the six months ended June 30, 2007 was 26.1% of revenue compared to 18.5% of revenue for the six months ended June 30, 2006.  Gross margins increased but gross profit decreased due to revenues decreasing substantially from 2006.  Margins on the 2006 sales realized were lower.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $1,302,238 compared to selling, general and administrative expenses of $1,306,940 for the six months ended June 30, 2006, a $4,702 decrease, or 0.4%.  This small decrease shows the relative fixed cost nature of our expenses in this segment.

Depreciation and amortization for the six months ended June 30, 2007 was $193,798 compared to depreciation and amortization of $197,689 for the six months ended June 30, 2006, a $3,891 decrease, or 2.0%.  This decrease was the result of some of our assets becoming fully depreciated.

Data Center Maintenance Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$1,493,901	$1,170,003	$2,842,082	$2,165,022
Gross Profit	935,965	808,637	1,805,411	1,476,103
Selling, General And Administrative Expenses	652,418	507,623	1,242,395	928,287
Depreciation And Amortization	15,183	15,764	30,378	31,298
Income Before Provision For Income Taxes	268,363	285,251	532,638	516,380

Segment Assets	2,963,312	1,456,988	2,963,312	1,456,988
Goodwill	1,489,621	527,696	1,489,621	527,696
Expenditures for Property and Equipment	–	2,350	–	6,137

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenue for the quarter ended June 30, 2007 was $1,493,901 compared to revenue of $1,170,003 for the quarter ended June 30, 2006, a $323,898 increase, or 27.7%.  This was the result of signing additional service contracts with new and existing customers this quarter as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Gross profit for the quarter ended June 30, 2007 was $935,965 compared to gross profit of $808,637 for the quarter ended June 30, 2006, a $127,328 increase, or 15.7%.  Gross margin for the quarter ended June 30, 2007 was 62.7% of revenue compared to a gross margin of 69.1% for the quarter ended June 30, 2006.  Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $652,418 compared to selling, general and administrative expenses of $507,623 for the quarter ended June 30, 2006, a $144,795 increase, or 28.5%.  The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the quarter ended June 30, 2007 was $15,183 compared to depreciation and amortization of $15,764 for the quarter ended June 30, 2006, a $581 decrease, or 3.7%.  This decrease was the result of some of our assets becoming fully depreciated.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $2,842,082 compared to revenue of $2,165,022 for the six months ended June 30, 2006, a $677,060 increase, or 31.3%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Gross profit for the six months ended June 30, 2007 was $1,805,411 compared to gross profit of $1,476,103 for the six months ended June 30, 2006, a $329,308 increase, or 22.3%.  Gross margin for the six months ended June 30, 2007 was 63.5% of revenue compared to a gross margin of 68.2% for the six months ended June 30, 2006.  Gross profit increased but margins decreased slightly as we opened up a number of new sales offices and added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $1,242,395 compared to selling, general and administrative expenses of $928,287 for the six months ended June 30, 2006, a $314,108 increase, or 33.8%.  The increase was mainly the result of additional personnel and compensation.

Depreciation and amortization for the six months ended June 30, 2007 was $30,378 compared to depreciation and amortization of $31,298 for the six months ended June 30, 2006, a $920 decrease, or 2.9%.  This decrease was the result of some of our assets becoming fully depreciated.

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

Liquidity and Capital Resources

Net cash used in operating activities in the six months ended June 30, 2007 was $1,288,111.  Net cash provided by operating activities in the six months ended June 30, 2006 was $721,480.  Net cash used in operating activities during the period ended June 30, 2007 was primarily as a result of a net loss, an increase in inventories, a decrease in accounts payable and accrued expenses and a decrease in accounts receivable.  The decrease in our receivables was mainly attributable to tighter credit controls resulting in better collections.

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

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $85,649 and $74,962.  Net cash used in both periods was for the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2007 was $1,601,579.  Net cash used in financing activities for the six months ended June 30, 2006 was $800,312.  Net provided by financing activities during the six month period ended June 30, 2007 was from borrowings under our revolving line of credit offset by dividends paid on our preferred stock and the payments for financing costs for our new line of credit with Wells Fargo Bank.  Net cash used in financing activities during the six month period ended June 30, 2006 was the result of payments made under our revolving line of credit, dividends on our preferred stock and stock issuance costs offset by proceeds from the issuance of redeemable preferred stock and proceeds from the exercise of options.

On January 17, 2007, we completed the financing of a new $7.5 million working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000.  On June 29, 2007, we completed an amendment to the revolving line-of-credit which reset some of the covenants.

Beginning June 29, 2007, interest on this loan is payable monthly at the prime rate plus one and one-half percent (9.75% at June 30, 2007), with all principal and interest due January 24, 2010.  Prior to June 29, 2007, interest on this loan was payable monthly at the prime rate.  Interest on our previous loan was payable monthly at the prime rate plus one percent.  Availability on the line of credit at June 30, 2007 was $1,711,830.  In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.  All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The amended revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements as follows:

		Year To Date
	Quarterly Net	Net Income
Period Ending	Income (Loss)	(Loss)

March 31, 2007	$(250,000)	$(250,000)
June 30, 2007	(178,000)	(428,000)
September 30, 2007	91,000	(337,000)
December 31, 2007	288,000	(49,000)

March 31, 2008	100,000	100,000
June 30, 2008	200,000	300,000
September 30, 2008	200,000	500,000
December 31, 2008	300,000	800,000

March 31, 2009	100,000	100,000
June 30, 2009	200,000	300,000
September 30, 2009	200,000	500,000
December 31, 2009	300,000	800,000

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

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2007 and 2006 and do not expect any in the remainder of fiscal 2007.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4       Controls and Procedures

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

Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q.

Our efforts to strengthen financial and internal controls continue.  Based on this evaluation, our CEO and CFO have concluded these controls are effective.  There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

As of June 30, 2007, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

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

QSGI Inc. (Registrant)
Dated: August 14, 2007	By:	/s/ Marc Sherman
Marc Sherman
Chairman and Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

4.2	Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3	Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4	Form of Common Stock Purchase Warrant at $1.50 per share dated May 28, 2004.
4.5	Form of Common Stock Purchase Warrant at $3.60 per share dated May 28, 2004
4.6	Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.
10.1*	Employment and Non-Compete Agreement – Edward L. Cummings **
10.2*	Employment and Non-Compete Agreement – David A. Loppert **
10.3*	Employment and Non-Compete Agreement – Carl C. Saracino **
10.4*	Employment and Non-Compete Agreement – Michael P. Sheerr **
10.5*	Employment and Non-Compete Agreement – Marc Sherman **
10.6*
2002 Flexible Stock Plan (Incorporated herein reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on April 16, 2002 (Commission file number 000-07539)).

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
10.8**	Employment and Non-Compete Agreement – Joel Owens
10.9**	Employment and Non-Compete Agreement – Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.

Exhibit Number	Description
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