Form 10-Q
period 2007-09-30
QSGI INC.
filed 2007-11-14
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

The number of outstanding common shares, par value $.01, of the registrant as of November 1, 2007 was 31,172,716.

i

PART I             FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006

Assets

Current Assets
Cash and cash equivalents	$661,488	$632,948
Accounts receivable, net of reserve of $381,282 in 2007 and $780,116 in 2006	4,239,986	8,012,421
Inventories	7,377,065	4,982,710
Prepaid expenses, income taxes and other assets	168,057	183,069
Deferred income taxes	598,661	598,661
Total Current Assets	13,045,257	14,409,809
Property and Equipment, Net	286,072	410,241
Goodwill	6,644,403	6,644,403
Intangibles, Net	2,629,760	2,555,584
Other Assets	445,509	158,784

	$23,051,001	$24,178,821

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$4,275,360	$3,915,825
Accounts payable	1,165,287	1,382,336
Accrued expenses	484,168	601,850
Deferred revenue	482,717	517,439
Accrued payroll	126,852	329,658
Other liabilities	103,450	122,784
Total Current Liabilities	6,637,834	6,869,892

Long-Term Deferred Revenue	225,889	416,239
Deferred Income Taxes	294,561	451,625
Total Liabilities	7,158,284	7,737,756

Redeemable Convertible Preferred Stock	4,234,056	4,220,577

Stockholders’ Equity
Preferred shares: authorized 5,000,000 shares in 2007
and 2006, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2007 and 2006, $0.01 par value; 31,172,716 shares issued and outstanding in 2007 and 2006	311,727	311,727
Additional paid-in capital	14,195,732	14,390,976
Retained earnings (deficit)	(2,848,798)	(2,482,215)
Total Stockholders’ Equity	11,658,661	12,220,488

	$23,051,001	$24,178,821

See the accompanying notes to condensed consolidated financial statements.                                                                                   Page 1

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Product Revenue	$6,753,288	$7,964,854	$22,659,971	$30,002,721
Service Revenue	2,003,599	1,400,856	5,156,272	3,838,453
Total Revenue	8,756,887	9,365,710	27,816,243	33,841,174

Cost Of Products Sold	6,018,499	6,610,560	18,731,156	25,067,620
Cost Of Services Sold	654,474	492,994	1,830,475	1,282,739
Total Cost Of Sales	6,672,973	7,103,554	20,561,631	26,350,359

Gross Profit	2,083,914	2,262,156	7,254,612	7,490,815

Selling, General And Administrative Expenses	1,904,476	2,312,095	6,897,779	7,203,007

Depreciation And Amortization	181,079	174,752	520,796	516,432

Interest Expense, net	166,798	56,481	297,990	156,264

Loss Before Benefit For Income Taxes	(168,439)	(281,172)	(461,953)	(384,888)

Benefit For Income Taxes	(55,257)	(123,652)	(133,370)	(101,199)

Net Loss	(113,182)	(157,520)	(328,583)	(283,689)

Preferred Stock Dividends	65,031	64,323	192,970	191,359

Accretion To Redemption Value of Preferred Stock	4,560	4,295	13,478	12,695

Net Loss Available to Common Stockholders	$(182,773)	$(226,138)	$(535,031)	$(487,743)

Net Loss Per Common Share – Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net Loss Per Common Share – Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding –Basic	31,172,716	31,172,716	31,172,716	29,774,939
Weighted Average Number Of Common Shares Outstanding –Diluted	31,172,716	31,172,716	31,172,716	29,774,939

See the accompanying notes to condensed consolidated financial statements.                                                                                   Page 2

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2007
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2006	31,172,716	$ 311,727	$ 14,390,976	$(2,482,215)	$ 12,220,488

Stock Option Compensation	–	–	11,204	–	11,204

FIN 48 Adoption	–	–	–	(38,000)	(38,000)

Preferred Stock Dividends	–	–	(192,970)	–	(192,970)

Accretion To Redemption Value Of Preferred Stock	–	–	(13,478)	–	(13,478)

Net Loss	–	–	–	(328,583)	(328,583)

Balance (Deficit) – September 30, 2007	31,172,716	$ 311,727	$ 14,195,732	$(2,848,798)	$ 11,658,661

See the accompanying notes to condensed consolidated financial statements.                                                                                   Page 3

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net Loss	$(328,583)	$(283,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	520,796	516,432
Stock option compensation expense	11,204	13,229
Deferred income taxes	(157,064)	(180,588)
Common shares issued for services	–	161,687
Provision for doubtful accounts, net of recoveries	(240,650)	556,483
Changes in assets and liabilities:
Accounts receivable	3,667,086	655,216
Inventories	(2,394,355)	(1,480,478)
Prepaid expenses and other current assets	(139,378)	(64,464)
Accounts payable and accrued expenses	(819,943)	(682,086)
Net Cash Provided by (Used In) Operating Activities	119,113	(788,258)

Cash Used In Investing Activities
Purchases of property and equipment, net	(89,311)	(100,220)
Net Cash Used In Investing Activities	(89,311)	(100,220)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	–	2,236,301
Proceeds from the exercise of options and warrants	–	9,100
Stock issuance costs	–	(25,499)
Payments for financing costs	(167,827)	–
Preferred stock dividends	(192,970)	(191,359)
Net amounts (paid) borrowed under revolving lines of credit	359,535	(710,000)
Net Cash Provided By (Used In) Financing Activities	(1,262)	1,318,543

Net Increase In Cash And Cash Equivalents	28,540	430,065

Cash And Cash Equivalents – Beginning Of Period	632,948	153,794
Cash And Cash Equivalents – End of Period	$661,488	$583,859

See the accompanying notes to condensed consolidated financial statements.                                                                                   Page 4

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and nine months ended September 30, 2007 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

B.   Data Center Hardware

QSGI sells refurbished enterprise-class hardware for significantly less than the cost of new hardware. It also provides consultation to help clients make decisions about changes to their hardware environment so they may maximize output while minimizing total cost of ownership. As a leader in refurbishing and remarketing zSeries mainframe hardware, QSGI also offers refurbished distributed servers, tape and SAN storage and many other peripherals which it also remarkets around the world.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic	31,172,716	31,172,716	31,172,716	29,774,939
Stock options	–	–	–	–
Stock warrants	–	–	–	–
Redeemable preferred stock	–	–	–	–
Diluted	31,172,716	31,172,716	31,172,716	29,774,939

For the three months ended September 30, 2007 and 2006, the Company excluded weighted average common share equivalents related to stock options of 1,022,621 and 1,088,813, respectively and redeemable preferred stock of 1,911,111 and 1911,111, respectively, because their effect would be anti-dilutive.

For the nine months ended September 30, 2007 and 2006, the Company excluded weighted average common share equivalents related to stock options of 1,030,476 and 1,135,519, respectively and redeemable preferred stock of 1,911,111 and 1,911,111, respectively, because their effect would be anti-dilutive.

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

In 2002, the Company’s stockholders approved our 2002 Flexible Stock Plan.  Under the plan, options, stock appreciation rights or performance shares may be granted to certain directors, officers and employees.  The stockholders approved 5,000,000 shares, plus an annual increase equal to 10% of the number of outstanding shares outstanding as of the first day of each calendar year.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Options granted between 2001 and 2007 vest upon issuance or up to five years from date of issuance and expire up to ten years from date of vesting.  During the three and nine months ended September 30, 2007, 40,000 options were issued at an average exercise price of $1.41.  When stock options are granted, the fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The expense is then recorded straight-line over the vesting period.

Our net loss for the three and nine months ended September 30, 2007 includes stock-based compensation costs of $3,904 and $11,204, respectively.  As of September 30, 2007, there was approximately $42,000 of total unrecognized compensation costs related to stock options.  These costs will be recognized over the next five years.

A summary of option activity for the nine months ended September 30, 2007 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2006	12,222	$1.97	7.2	$2,898
Granted	40	1.41
Exercised	–	–
Canceled	–	–
Forfeited	(360)	2.67

Balance, September 30, 2007	11,902	$1.95	6.6	$1,508

Substantially all of the Company’s outstanding stock options are currently exercisable.

During the nine months ended September 30, 2007 and 2006, the following stock option activity occurred:

	Nine Months Ended September 30,
	2007	2006
Total intrinsic value of stock options exercised	–	$635,900

Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $-0- and $9,100, respectively.  As of September 30, 2007, an aggregate of 7,519,134 shares were available for future grants under our flexible stock plan.  When options are exercised, new shares are issued.  Option grants that expire or forfeited without exercise become available under the plan.

3.	Inventories

Inventories at September 30, 2007 and December 31, 2006 consist of:

	2007	2006
Finished goods	$ 6,958,413	$ 4,810,843
Inventory in transit	621,652	246,867
Allowance for excess and obsolescence	(203,000)	(75,000)
	$ 7,377,065	$ 4,982,710

4.	Intangibles

Intangibles during the quarter increased by $340,000 as the result of an asset purchase completed July 1, 2007.  The intangibles acquired consisted of a website, database, EBay storefront and employee non-competes.  Amortization of intangible assets is computed on a straight-line basis over a three year life starting in July, 2007.  The increase in intangible assets occurred in the Data Security and Compliance segment.  The acquisition price was funded by the reduction of the seller's accounts receivable balance due to the Company.

5.           Financing

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

Beginning June 29, 2007, interest on this loan is payable monthly at the prime rate plus one and one-half percent (9.25% at September 30, 2007), with all principal and interest due January 24, 2010.  Prior to June 29, 2007, interest on this loan was payable monthly at the prime rate.  Interest on our previous loan was payable monthly at the prime rate plus one percent.  Availability on the line of credit at September 30, 2007 was $3,224,640.  In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.  All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The amended revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements as follows:

Year To Date
Net Income
Period Ending	(Loss)

March 31, 2007	$(250,000)
June 30, 2007	(428,000)
September 30, 2007	(337,000)
December 31, 2007	(49,000)

March 31, 2008	100,000
June 30, 2008	300,000
September 30, 2008	500,000
December 31, 2008	800,000

March 31, 2009	100,000
June 30, 2009	300,000
September 30, 2009	500,000
December 31, 2009	800,000

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

As of September 30, 2007, the Company was in compliance with all covenants.

6.           TAXES

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

As a result of the implementation of FIN 48, the Company recognized an increase of $38,000 in the liability for income taxes and accrued interest, of which $3,000 related to accrued interest.  This was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  Including the cumulative effect increase on January 1, 2007, the Company had $368,000 of unrecognized tax benefits of which $35,000 would affect the effective tax rate if recognized.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions as well as interest and penalties related to unrecognized tax benefits will be reflected as a component of income tax expense.  As of September 30, 2007, no material changes in the Company's uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007, and the Company does not expect a significant change in its unrecognized tax benefits between now and the end of 2007.  During the second quarter of 2007, the Internal Revenue Service ("IRS") completed the examination of the Company's consolidated federal income tax return for 2004.  The examination resulted in additional tax due of approximately $6,400.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Data Security and Compliance	$6,217,220	$5,032,395	$15,369,446	$15,304,361
Data Center Hardware	1,567,822	2,994,740	8,680,399	15,474,106
Data Center Maintenance	1,677,058	1,348,975	4,519,140	3,513,997
Intersegment Elimination	(705,213)	(10,400)	(752,742)	(451,290)

Consolidated Total	$8,756,887	$9,365,710	$27,816,243	$33,841,174

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(223,014)	$(689,027)	$(1,409,185)	$(2,117,845)
Data Center Hardware	(403,255)	5,564	(43,236)	814,286
Data Center Maintenance	457,830	402,291	990,468	918,671

Consolidated Total	$(168,439)	$(281,172)	$(461,953)	$(384,888)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	%	%	%	%
Product Revenue	77.1	85.0	81.5	88.7
Service Revenue	22.9	15.0	18.5	11.3
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	68.7	70.5	67.3	74.1
Cost Of Services Sold	7.5	5.3	6.6	3.8
Cost Of Products and Services Sold	76.2	75.8	73.9	77.9
Gross Profit	23.8	24.2	26.1	22.1
Selling, General And Administrative Expenses	21.7	24.7	24.8	21.2
Depreciation And Amortization	2.1	1.9	1.9	1.5
Interest Expense, net	1.9	0.6	1.1	0.5
Loss Before Benefit For Income Taxes	(1.9)	(3.0)	(1.7)	(1.1)
Benefit For Income Taxes	(0.6)	(1.3)	(0.5)	(0.3)
Net Loss	(1.3)	(1.7)	(1.2)	(0.8)

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenue for the quarter ended September 30, 2007 was $8,756,887 compared to revenue of $9,365,710 for the quarter ended September 30, 2006, a $608,823 decrease, or 6.5%.   Revenue in our Data Security and Compliance segment for the quarter ended September 30, 2007 increased to $6,217,220 from $5,032,395 for the quarter ended September 30, 2006, a $1,184,825 increase, or 23.5%.  This was the result of an increase in our wholesale remarketing revenue as well as new and existing corporate customers utilizing our full suite of data security and regulatory services.  Revenue in our Data Center Hardware Segment for the quarter ended September 30, 2007 decreased to $1,567,822 from $2,994,740 for the quarter ended September 30, 2006, a $1,426,918 decrease, or 47.6%.  Revenues for the quarter ended September 30, 2007 included intersegment revenues of $657,094.  Excluding these revenues, the revenue decrease would have been $2,084,012 or 69.6%.  This sharp decline is due to what the Company believes to be anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.  Revenue in our Data Center Maintenance Services segment increased to $1,677,058 for the quarter ended September 30, 2007 from $1,348,975 for the quarter ended September 30, 2006, a $328,083 increase, or 24.3%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Revenue
Products	$6,753,288	$7,964,854
Services	2,003,599	1,400,856
Total Revenue	$8,756,887	$9,365,710

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

Gross profit for the quarter ended September 30, 2007 was $2,083,914 compared to a gross profit of $2,262,156 for the quarter ended September 30, 2006, a $178,242 decrease, or 7.9%.  Gross profit in our Data Security and Compliance segment for the quarter ended September 30, 2007 increased to $912,557 from $591,081 for the quarter ended September 30, 2006, a $321,476 increase, or 54.4%.   Gross profit in our Data Center Hardware segment for the quarter ended September 30, 2007 decreased to $91,687 from $760,469 for the quarter ended September 30, 2006, a $668,782 decrease, or 87.9%.  Gross profit in our Data Center Maintenance segment for the quarter ended September 30, 2007 increased to $1,079,670 from $910,606 for the quarter ended September 30, 2006, a $169,064 increase, or 18.6%.

Gross margin for the quarter ended September 30, 2007 was 23.8% compared to a gross margin of 24.2% for the quarter ended September 30, 2006.  Gross margin in our Data Security and Compliance segment for the quarter ended September 30, 2007 was 14.7% compared to a gross margin of 11.7% for the quarter ended September 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.  Gross margin in our Data Center Hardware segment for the quarter ended September 30, 2007 was 5.8% compared to 25.4% for the quarter ended September 30, 2006.  Excluding the intersegment transactions that were sold at cost, gross margins for the quarter ended September 30, 2007 were 10.1%.  This decrease was direct result of a change in business practice by a leading OEM causing very difficult market conditions and when a transaction was available, we had to decrease our margins to make the sale.  Gross margin in our Data Center Maintenance segment for the quarter ended September 30, 2007 was 64.4% of revenue compared to a gross margin of 67.5% for the quarter ended September 30, 2006.  Gross profit increased but margins decreased as we added maintenance engineers to support our expanded customer base.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $1,904,476 compared to selling, general and administrative expenses of $2,312,095 for the quarter ended September 30, 2006, a $407,619 decrease, or 17.6%.  Settlement of litigation in our favor in our Data Security & Compliance segment and reductions in compensation and compensation related expenses were the major factors that caused this reduction.

Depreciation and amortization for the quarter ended September 30, 2007 was $181,079 compared to depreciation and amortization of $174,752 for the quarter ended September 30, 2006, a $6,327 increase, or 3.6%.  This increase was the result of an increase in the amortization of intangibles in our Data Security and Compliance segment.

Interest expense for the quarter ended September 30, 2007 was $166,798 compared to interest expense of $56,481 for the quarter ended September 30, 2006, an $110,317 increase.  Interest expense on the Company's bank line increased commensurate with the increase in borrowings and increase in interest rate.

The Company recorded a federal tax benefit for the three months ended September 30, 2007 and 2006.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $27,816,243 compared to revenue of $33,841,174 for the nine months ended September 30, 2006, a $6,024,931 decrease, or 17.8%.   Revenue in our Data Security and Compliance segment for the nine months ended September 30, 2007 increased to $15,369,446 from $15,304,361 for the nine months ended September 30, 2006, a $65,085 increase, or 0.4%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.  This occurred in the first six months of the year and started to recover in the third quarter.  Revenue in our Data Center Hardware Segment for the nine months ended September 30, 2007 decreased to $8,680,399 from $15,474,106 for the nine months ended September 30, 2006, a $6,793,707 decrease, or 43.9%.  This sharp decline is due to a decrease in sales in the second quarter of 2007 and a decrease in the third quarter of 2007 caused by what the Company believes to be anti-competitive business practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.  During the nine months ended September 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.  Revenue in our Data Center Maintenance Services segment increased to $4,519,140 for the nine months ended September 30, 2007 from $3,513,997 for the nine months ended September 30, 2006, a $1,005,143 increase, or 28.6%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Our revenues categorized by products and services are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Revenue
Products	$22,659,971	$30,002,721
Services	5,156,272	3,838,453
Total Revenue	$27,816,243	$33,841,174

Gross profit for the nine months ended September 30, 2007 was $7,254,612 compared to a gross profit of $7,490,815 for the nine months ended September 30, 2006, a $236,203 decrease, or 3.2%.  Gross profit in our Data Security and Compliance segment for the nine months ended September 30, 2007 increased to $2,421,804 from $2,031,607 for the nine months ended September 30, 2006, a $390,197 increase, or 19.2%.   Gross profit in our Data Center Hardware segment for the nine months ended September 30, 2007 decreased to $1,947,727 from $3,072,499 for the nine months ended September 30, 2006, a $1,124,772 decrease, or 36.6%.  Gross profit in our Data Center Maintenance segment for the nine months ended September 30, 2007 increased to $2,885,081 from $2,386,709 for the nine months ended September 30, 2006, a $498,372 increase, or 20.9%.

Gross margin for the nine months ended September 30, 2007 was 26.1% compared to a gross margin of 22.1% for the nine months ended September 30, 2006.  Gross margin in our Data Security and Compliance segment for the nine months ended September 30, 2007 was 15.8% compared to a gross margin of 13.3% for the nine months ended September 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher margin end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.  Gross margin in our Data Center Hardware segment for the nine months ended September 30, 2007 was 22.4% compared to 19.9% for the nine months ended September 30, 2006.  Gross margins increased due to better margins realized during the first 6 months of 2007 but gross profit decreased due to the substantial decrease in revenues.  Gross margin in our Data Center Maintenance segment for the nine months ended September 30, 2007 was 63.8% compared to a gross margin of 67.9% for the nine months ended September 30, 2006.  Gross profit increased but margins decreased as we added maintenance engineers to support our expanded customer base.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $6,897,779 compared to selling, general and administrative expenses of $7,203,007 for the nine months ended September 30, 2006, a $305,228 decrease, or 4.2%.  Reductions to our Data Security & Compliance overhead and a legal settlement offset the additional resources we spent adding midrange and Sun maintenance expertise.

Depreciation and amortization for the nine months ended September 30, 2007 was $520,796 compared to depreciation and amortization of $516,432 for the nine months ended September 30, 2006, a $4,364 increase, or 0.8%.  This increase is the result of an increase in amortization of intangibles in the Data Security segment offset by a decrease in depreciation as some of our assets became fully depreciated.

Interest expense for the nine months ended September 30, 2007 was $297,990 compared to interest expense of $156,264 for the nine months ended September 30, 2006, a $141,726 increase, commensurate with an increase in the level of the Company’s borrowings and an increase in the rate of interest.

The Company recorded a federal tax benefit for the nine months ended September 30, 2007 and 2006.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$6,217,220	$5,032,395	$15,369,446	$15,304,362
Gross Profit	912,557	591,081	2,421,804	2,031,607
Selling, General And Administrative Expenses	880,521	1,164,326	3,329,191	3,820,010
Depreciation And Amortization	88,252	59,253	203,793	171,946
Loss Before Benefit For Income Taxes	(223,014)	(689,028)	(1,409,185)	(2,117,846)

Segment Assets	10,162,306	9,458,595	10,162,306	9,458,595
Goodwill	–	–	–	–
Expenditures for Property and Equipment	3,662	30,996	76,104	85,568

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenue in our Data Security and Compliance segment for the quarter ended September 30, 2007 increased to $6,217,220 from $5,032,395 for the quarter ended September 30, 2006, a $1,184,825 increase, or 23.5%.  This was the result of an increase in our wholesale remarketing revenue as well as new and existing corporate customers utilizing our full suite of Data Security and Compliance services.

Gross profit in our Data Security and Compliance segment for the quarter ended September 30, 2007 increased to $921,557 from $591,081 for the quarter ended September 30, 2006, a $330,476 increase, or 55.9%.  Gross margin in our Data Security and Compliance segment for the quarter ended September 30, 2007 was 14.7% compared to a gross margin of 11.7% for the quarter ended September 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher margin end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $880,521 compared to selling, general and administrative expenses of $1,164,326 for the quarter ended September 30, 2006, a $283,805 decrease, or 24.4%.  This decrease was due to a favorable settlement of litigation.  The remaining expenses remained level demonstrating the relatively fixed cost nature of our business.

Depreciation and amortization for the quarter ended September 30, 2007 was $88,252 compared to depreciation and amortization of $59,253 for the quarter ended September 30, 2006, a $28,999 increase, or 48.9%.  This increase was the result of amortization of intangibles from assets acquired from a small asset purchase.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $15,369,446 compared to revenue of $15,304,361 for the nine months ended September 30, 2006, a $65,085 increase, or 0.4%.  Although we saw an increase in new and existing customers utilizing our full suite of Data Security and Compliance services, we had a decrease in our wholesale remarketing revenues due to delays in corporate IT rollouts as the result of the launch of Microsoft Vista operating system.  This occurred in the first six months of the year and started to recover in the third quarter.

Gross profit for the nine months ended September 30, 2007 was $2,421,804 compared to gross profit of $2,031,607 for the nine months ended September 30, 2006, a $390,197 increase, or 19.2%.  Gross margin in our Data Security and Compliance segment for the nine months ended September 30, 2007 was 15.8% compared to a gross margin of 13.3% for the nine months ended September 30, 2006.  The improvement in our gross profit and gross margin reflects a meaningful increase in our higher margin end-user data audit, erasure and re-marketing work, while holding down our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $3,329,191 compared to selling, general and administrative expenses for the nine months ended September 30, 2006 of $3,820,010, a $490,819 decrease, or 12.8%.  A favorable legal settlement along with reductions in compensation and compensation related expenses were the major factors that caused this reduction.

Depreciation and amortization for the nine months ended September 30, 2007 was $203,793 compared to depreciation and amortization of $171,946 for the nine months ended September 30, 2006, a $31,847 increase, or 18.5%. This increase was the result of amortization of intangibles from assets acquired for a small asset purchase.

Data Center Hardware Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$1,567,822	$2,994,740	$8,680,399	$15,474,106
Gross Profit	91,687	760,469	1,947,727	3,072,499
Selling, General And Administrative Expenses	416,929	655,185	1,719,167	1,962,125
Depreciation And Amortization	78,013	99,771	271,811	297,460
Income (Loss) Before Provision For Income Taxes	(403,255)	5,564	(43,236)	814,286

Segment Assets	9,090,256	11,225,247	9,090,256	11,225,247
Goodwill	5,154,782	6,116,707	5,154,782	6,116,707
Expenditures for Property and Equipment	–	4,157	13,207	16,564

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenue for the quarter ended September 30, 2007 was $1,567,822 compared to revenue of $2,994,740 for the quarter ended September 30, 2006, a $1,426,918 decrease, or 47.6%.  Revenues for the quarter ended September 30, 2007 included intersegment revenues of $657,094.  Excluding these revenues, the revenue decrease would have been $2,084,012 or 69.6%.  This sharp decline is due to what the Company believes to be anti-competitive business practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.

Gross profit for the quarter ended September 30, 2007 was $91,687 compared to gross profit of $760,469 for the quarter ended September 30, 2006, a $668,782 decrease, or 87.9%.  Gross margin in our Data Center Hardware segment for the quarter ended September 30, 2007 was 5.8% of revenue compared to 25.4% of revenue for the quarter ended September 30, 2006.  Excluding the intersegment transactions that were sold at cost, gross margins for the quarter ended September 30, 2007 were 10.1%.  This decrease was the direct result of a change in business practice by a leading OEM causing very difficult market conditions and when a transaction was available, we had to decrease our margins to make the sale.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $416,929 compared to selling, general and administrative expenses of $655,185 for the quarter ended September 30, 2006, a $238,256 decrease, or 36.4%.  The decrease was mainly the result of a decrease in compensation and compensation related expenses caused by a decrease in staffing levels.

Depreciation and amortization for the quarter ended September 30, 2007 was $78,013 compared to depreciation and amortization of $99,771 for the quarter ended September 30, 2006, a $21,758 decrease, or 21.8%.  This decrease was the result of some of our assets becoming fully depreciated coupled with the sale of some equipment.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $8,680,399 compared to revenue of $15,474,106 for the nine months ended September 30, 2006, a $6,793,707 decrease, or 43.9%.  This sharp decline is due to a decrease in sales in the second quarter of 2007 and a decrease in the third quarter of 2007 caused by what the Company believes to be anti-competitive business practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.  During the nine months ended September 30, 2006, the Data Center Hardware Segment benefited from the strength of a few substantial hardware sales to existing data center hardware clients that have not occurred this year.

Gross profit for the nine months ended September 30, 2007 was $1,947,727 compared to gross profit of $3,072,499 for the nine months ended September 30, 2006, a $1,124,772 decrease, or 36.6%.  Gross margin in our Data Center Hardware segment for the nine months ended September 30, 2007 was 22.4% of revenue compared to 19.9% of revenue for the nine months ended September 30, 2006.  Gross margins increased due to better margins realized during the first 6 months of 2007 but gross profit decreased due to the substantial decrease in revenues.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,719,167 compared to selling, general and administrative expenses of $1,962,125 for the nine months ended September 30, 2006, a $242,958 decrease, or 12.4%.  This decrease was the result of compensation and compensation related expenses caused by a decrease in staffing levels.

Depreciation and amortization for the nine months ended September 30, 2007 was $271,811 compared to depreciation and amortization of $297,460 for the nine months ended September 30, 2006, a $25,649 decrease, or 8.6%.  This decrease was the result of some of our assets becoming fully depreciated, the addition of new assets and the sale of some assets.

Data Center Maintenance Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$1,677,058	$1,348,975	$4,519,140	$3,513,997
Gross Profit	1,079,670	910,606	2,885,081	2,386,709
Selling, General And Administrative Expenses	607,026	492,585	1,849,421	1,420,872
Depreciation And Amortization	14,814	15,729	45,192	47,027
Income Before Provision For Income Taxes	457,830	402,291	990,468	918,671

Segment Assets	3,798,439	1,505,684	3,798,439	1,505,684
Goodwill	1,489,621	527,696	1,489,621	527,696
Expenditures for Property and Equipment	–	–	–	6,137

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenue for the quarter ended September 30, 2007 was $1,677,058 compared to revenue of $1,348,975 for the quarter ended September 30, 2006, a $328,083 increase, or 24.3%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Gross profit for the quarter ended September 30, 2007 was $1,079,670 compared to gross profit of $910,606 for the quarter ended September 30, 2006, a $169,064 increase, or 18.6%.  Gross margin for the quarter ended September 30, 2007 was 64.4% of revenue compared to a gross margin of 67.5% for the quarter ended September 30, 2006.  Gross profit increased but margins decreased as we added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $607,026 compared to selling, general and administrative expenses of $492,585 for the quarter ended September 30, 2006, a $114,441 increase, or 23.2%.  The increase was mainly the result of additional compensation and compensation related expenses due to an increase in staff and an increase in commissions.

Depreciation and amortization for the quarter ended September 30, 2007 was $14,814 compared to depreciation and amortization of $15,729 for the quarter ended September 30, 2006, a $915 decrease, or 5.8%.  This decrease was the result of some of our assets becoming fully depreciated.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $4,519,140 compared to revenue of $3,513,997 for the nine months ended September 30, 2006, a $1,005,143 increase, or 28.6%.  This was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed during last year.  These contracts are generally one to three year terms.

Gross profit for the nine months ended September 30, 2007 was $2,885,081 compared to gross profit of $2,386,709 for the nine months ended September 30, 2006, a $498,372 increase, or 20.9%.  Gross margin for the nine months ended September 30, 2007 was 63.8% of revenue compared to a gross margin of 67.9% for the nine months ended September 30, 2006.  Gross profit increased but margins decreased as we added maintenance engineers to support the expanded customer base.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,849,421 compared to selling, general and administrative expenses of $1,420,872 for the nine months ended September 30, 2006, a $428,549 increase, or 30.2%.  The increase was mainly the result of additional compensation and compensation related expenses due to an increase in staff and an increase in commissions.

Depreciation and amortization for the nine months ended September 30, 2007 was $45,192 compared to depreciation and amortization of $47,027 for the nine months ended September 30, 2006, a $1,835 decrease, or 3.9%.  This decrease was the result of some of our assets becoming fully depreciated.

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

Liquidity and Capital Resources

Net cash provided by operating activities in the nine months ended September 30, 2007 was $119,113.  Net cash used in operating activities in the nine months ended September 30, 2006 was $788,258.  Net cash provided by operating activities during the period ended September 30, 2007 was primarily as a result of a decrease in accounts receivable offset by a net loss, an increase in inventories, and a decrease in accounts payable and accrued expenses.  The increase in inventory was due to new product purchases and an increase in parts needed to support our maintenance contracts.  The decrease in our receivables was mainly attributable to the decrease in revenues in our Data Center Hardware segment.  The sharp decline in revenues is due to what the Company believes to be anti-competitive business practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.

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

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $89,311 and $100,220.  Net cash used in both periods was for the purchase of fixed assets.

Net cash used in financing activities for the nine months ended September 30, 2007 was $1,262.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $1,318,543.  Net cash used in financing activities during the nine months ended September 30, 2007 was from borrowings under our revolving line of credit offset by dividends paid on our preferred stock and the payments for financing costs for our new line of credit with Wells Fargo Bank.  Net cash provided by financing activities during the nine month period ended September 30, 2006 was the result of was the result of proceeds from the issuance of redeemable preferred stock offset by payments made under our revolving line of credit, stock issuance costs, dividends on our preferred stock and proceeds from the exercise of options.

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

Beginning June 29, 2007, interest on this loan is payable monthly at the prime rate plus one and one-half percent (9.25% at September 30, 2007), with all principal and interest due January 24, 2010.  Prior to June 29, 2007, interest on this loan was payable monthly at the prime rate.  Interest on our previous loan was payable monthly at the prime rate plus one percent.  Availability on the line of credit at September 30, 2007 was $3,224,640.  In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.  All loans or lines of credit that the Company had prior to this date were paid and cancelled.

The amended revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements as follows:

Year To Date
Net Income
Period Ending	(Loss)

March 31, 2007	$(250,000)
June 30, 2007	(428,000)
September 30, 2007	(337,000)
December 31, 2007	(49,000)

March 31, 2008	100,000
June 30, 2008	300,000
September 30, 2008	500,000
December 31, 2008	800,000

March 31, 2009	100,000
June 30, 2009	300,000
September 30, 2009	500,000
December 31, 2009	800,000

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

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2007 and 2006 and do not expect any in the remainder of fiscal 2007.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3                                Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of September 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

As of September 30, 2007, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded these controls are effective.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On September 17, 2007, an annual meeting of our stockholders was held for the following purposes:

(1)  To elect two members to the Company’s Board of Directors to hold office until their term expires at the Company's Annual Meeting of Stockholders in 2010 or until their successors are duly elected and qualified.  The results of the vote to elect the two directors were as follows:

Name of Director	For	Against	Withheld

Seth A. Grossman	14,435,222	3,254,133	–
R. Keith Elliott	15,884,548	1,804,807	–

 (2)   To ratify the appointment of RubinBrown LLP as the Company's independent certified public accountant for the fiscal year ending December 31, 2007.  The proposal received 14,612,362 votes for, 1,573,466 votes against, and 1,503,527 abstentions.

All of the proposals were approved.

Item 5.    Other Information

During the third quarter revenues decreased significantly in our Data Center Hardware segment.  This sharp decline is due to what the Company believes to be anti-competitive business practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and threaten the Company's ability to comply with the financial covenants of its line-of-credit agreement with Wells Fargo Bank.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive and the Company has adopted a plan for the Data Center Hardware segment to address the adverse impact and to take further action if the discussions do not result in a positive outcome.

Item 6.    Exhibits

Exhibits
See List of Exhibits filed as part of this quarterly report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI Inc. (Registrant)
Dated: November 14, 2007	By:	/s/ Marc Sherman
Marc Sherman
Chairman and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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