Form 10-K
period 2007-12-31
QSGI INC.
filed 2008-04-14
CIK 27960

As filed with the Securities and Exchange Commission on April 14, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

(561) 835-9757
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X ( §229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]       Accelerated filer [ ]        Non-accelerated filer [ ]       Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2007 (the business day of the Registrant’s most recently completed second fiscal quarter), was $22,756,083 (31,172,716 shares x $0.73 per share).

Number of shares outstanding of the Registrant’s Common stock, as of March 1, 2008, is 31,172,716.

A description of “Documents Incorporated by Reference” is contained in Item 15 Exhibits and Financials Statements.

PART I

Item 1.                                Business

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

References

References in this form 10-K to “we”, “us,” “our,” “the Company,” “WindsorTech,” and “QSGI” mean QSGI INC. and our subsidiaries, unless the context otherwise requires.

What We Do

We are a technology services and maintenance company.  Our Data Center Maintenance and Hardware services as well as our Data Security and Compliance services are geared towards both the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.) as well as the users of business-computing hardware (desktops, laptops, related peripherals and servers).  We use the trade name “QSGI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

Segments

Our company operates in three segments that clearly focus our services into easy-to-understand categories for our target customers:

A.	Data Center Maintenance

We provide hardware maintenance services for enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

B.	Data Center Hardware

We are a reseller of refurbished enterprise-class hardware and associated peripheral products to companies.  We remarket refurbished IBM mainframe processors, IBM midrange processors and associated peripheral products including tape and disk products and connectivity products.

C.	Data Security and Compliance

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

These services can be custom tailored to meet our customers' needs and implemented at QSGI facilities or at one client location or at multiple client-site locations, through the use of one of our client-site solutions including our mobile audit and erasure truck and our client suitcase server.

Across all three segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

Data Center Maintenance Segment:

We provide hardware maintenance services on enterprise-class hardware and associated peripheral products to companies around the United States. Either as a separate service from the hardware sale or sold as a service along with a sale of hardware, our maintenance programs are a source of significant savings and reliability for clients.  We offer:

24/7/365 Call Center capabilities
"Call Home" feature on hardware
Escalation planning (customizable)
Industry-leading field engineers backed by supervisory-level technical support
Comprehensive inventory of whole systems and critical back-up parts
Upgrades, features, add-ons in inventory
Preventive maintenance
Current patch and EC-level upgrades

Products we maintain include:
-	IBM mainframe products including z9 BC, z9 EC, z990, z890, z800, z900, 9672(G5 & G6)
-	IBM midrange products including pSeries, Sun and Hewlett Packard
-	IBM/OEM tape storage
-	IBM/OEM disk storage
-	Hitachi Data Systems (HDS) products
-	SAN and Storage maintenance including IBM, EMC and Hitachi Data System (HDS)
-	Tape: IBM, Sun/STK products
-	Connectivity products and controllers

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

All training and back-up parts management for Data Center Maintenance is located in Minnesota.  In addition, we have technical coverage and sales offices in 15 other states including Colorado, Illinois, Indiana, Kansas, Maine, Michigan, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Wyoming.

Data Center Hardware Segment:

We support our Data Center Maintenance clients' IT hardware needs as well as the IT needs of companies nationwide through our selling of refurbished enterprise-class hardware and associated peripheral products.

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

Because enterprise-class hardware is designed and manufactured to be reliable spanning several years, an alternative – such as QSGI – to choosing “new” hardware offers significant savings to our target audience.

Businesses that have already made purchasing decisions and saved money in the secondary market understand that there is often a fine line between “latest” technology and “current” technology.  Others understand, however, that technology that is only one year old can easily meet their data center requirements – that year-old technology is still “current” for their purposes. Yet, the key difference is that those who choose “current” technology (as opposed to “latest”) do not absorb the initial depreciation and may pay only a fraction of the price of “new” technology.

Currently, IBM is the only manufacturer of mainframes in the world marketplace.  This gives IBM the luxury of having no competition for new mainframes. Subject to our ability to re-furbish or reconfigure a used mainframe, the lack of competition for new mainframes creates a unique opportunity for us to sell used mainframes to customers needing to control capital budgets for IT hardware.

Technology that is introduced by IBM can be available in the used marketplace as early as 9-12 months after being introduced as a result of companies merging data centers, upgrading to the latest technology, filing bankruptcy or when hardware goes off lease.

During the third quarter, IBM significantly diminished our ability to resell zSeries mainframe systems by setting onerous restrictions around the ability to upgrade or downgrade the configuration deployed on a system.  As a result, we discontinued the hardware trading portion of our hardware business.  This caused goodwill and intangible impairment and the Company had to totally write off the goodwill and intangibles related to this segment.  The Company believes these restrictions to be actionable, anti-competitive practices.  The Company will continue to support the IT hardware needs of its maintenance customers.

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
- QSGI, through its data security processes, indemnifies our clients for all assets we process. This is to ensure our clients exceed all federal, state and local regulatory compliance statutes.

▪	Real Time Extranet Reporting

-  All reporting of assets (processed on-site at a client’s location or in our QSGI facility) is performed online. Clients have access to each asset processed and can track the progress from pick up to final audit and erasure.

▪	Remarketing and Revenue Sharing Program
- Remarketing services to reduce or eliminate fees associated with hard drive data erasure and auditing

▪	EPA Compliant Recycling
- All assets that need to be recycled are done via EPA approved partners.

Reverse Logistics:
▪	Pack and ship service
▪	Full logistics management

Client-Site Audit & Erasure Solutions:
▪
Eliminating any risk even a single data breach that arises during transport from a client’s company’s facilities is why QSGI’s full suite of services described above, can be provided directly at the client’s facilities. QSGI provides all on-site services tailored to the client’s specific needs any where in the world regardless of the amount of equipment to be processed.  QSGI’s current client-site Data Security & Compliance offerings include:

▪	High Volume Solution— Mobile Audit & Erasure Vehicle Solution-All assets that need to be recycled are done via EPA approved partners.

▪	Mid Volume Solution— Transportable On-Site Server Solution (OSS)

▪	Low Volume & Multiple/Remote Site Solution— Web-Based Or Wan-Deployed Disk Drive Erasure Solution as well as QSGI’s eraseyourharddrive.com

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

-
Health Insurers Portability & Accounting Act of 1996 (HIPAA) – Requires healthcare companies to ensure the confidentially of all protected health information and protect against anticipated threats or hazards to information.

-
Sarbanes-Oxley Act - Requires all publicly traded companies to protect investors by improving the accuracy and reliability of corporate disclosures.  Requires companies to track the complete life cycle of all IT assets for seven years.

-
FTC FACT Act – Requires companies to protect consumers against unauthorized access to credit report information “in connection with the disposal” of computer and other records by erasure of hard drives.

-	Environmental Compliance – requires that the recycling of computers and related products be managed in a manner that is protective of human health and the environment.

In summary, our services are designed to help our clients to:
-	reduce the burdens of liability associated with regulatory compliance of IT assets.
-	reduce the overall expense of achieving regulatory compliance.
-	reduce the total cost of ownership for IT hardware.
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

Our Data Security & Compliance group has technical facilities in New Jersey and New York, and sales, marketing and business development offices in New Hampshire, Florida, Oklahoma and Colorado.

Dependence on Major Customers

With the exception of several of our hardware maintenance contracts and data security contracts, which can be up to three years in length, we do not have any exclusive long-term arrangements with our customers for the continued sales of our products or services. At present, we operate primarily in the United States and have minimal assets in foreign countries.

We sell and deliver our technology services to customers throughout the United States and on 6 continents worldwide.  For the years ended December 31, 2007 and 2006, sales to our top ten customers comprised 31% and 44% of our revenue, respectively.

A portion of our revenues is also derived from export sales.  For the years ended December 31, 2007 and 2006, export sales comprised 17% and 14% of revenue, respectively.

Backlog

Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis could have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Employees

As of March 1, 2008, we employed 83 full-time and 16 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.  We consider our relations with our employees to be good.  We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel.  If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

Available Information

Our Internet website address is http://www.qsgi.com.  We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We recycle used equipment that may contain hazardous materials through one of several EPA certified recyclers.  For a fee, these recyclers manage commodities and materials for recycling in accordance with applicable local, state and federal laws, rules and regulations. Upon receipt of materials for recycling, they provides us with a Certification of Destruction that, in part, certifies that the materials were accepted for the purpose of recycling and/or destruction in accordance with all applicable standards including federal, state and local requirements.

Recent Developments

Other Information

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

On January 17, 2007, the Company completed the financing of a new $7.5 million working facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million.  The new revolving line of credit agreement provides for borrowing limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000.  On June 29, 2007, we completed an amendment to the revolving line-of-credit which reset some of the covenants.

On September 17, 2007, the Company held its annual stockholders meeting in Palm Beach, Florida and re-elected Seth A. Grossman and R. Keith Elliott to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2010 or until their successors are duly elected and qualified; ratified the appointment of RubinBrown LLP as the Company's independent certified public accountant for the fiscal year ending December 31, 2007.

On February 6, 2008, Wells Fargo Bank notified the Company that although the Company has performed its monetary obligations pursuant to its credit facility, the Company did not meet certain operating metrics in its credit facility for the fiscal year ended December 31, 2007.   While Wells Fargo Bank has indicated to the Company that such an event constitutes a default under the credit facility, it continues to work with the Company in a cooperative and constructive manner in order to allow the Company to continue toward meeting the operating metrics.  As a consequence, Wells Fargo Bank has charged the Company a fee of $20,000 for maintaining the existing credit facility and notified the Company that it will amend its borrowing rate to that of the prime rate plus 2.5%.  Should the Company come back into compliance, interest will be reduced to the prime rate.

Item 1A.                      Risk Factors

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

Fluctuations In Future Quarterly Results

We have been in business since October 2001 and have only twenty five quarters of historic quarterly operating results, only five of which have been profitable.  Our quarterly operating results may fluctuate based on how well we manage our business.  Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.  If we fail to effectively manage our business, this could adversely affect our results of operations.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

We operate solely in the United States.  We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide.  For the years ended December 31, 2007 and 2006, our top ten customers accounted for approximately 31% and 44% of our total revenues, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue.  As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.

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

       For the years ended December 31, 2007 and 2006, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product.  For the years ended December 31, 2007 and 2006, export sales comprised 17% and 14% of revenue, respectively.  All of our purchases and sales are denominated in US dollars.  We had a small call center in India, which we closed in 2007, where we recorded a small currency loss in our selling, general and administrative expenses.

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

The Company was unable to achieve these covenants in the fourth quarter, and is considered to be in default of the line-of-credit.  As the Company is in default, the lender has the right to terminate the agreement, causing all amounts to become immediately due and payable.

As the Company is in default under its line-of-credit agreement, it is pursuing certain options, such as negotiating new terms with the financial institution or other financial institutions.  However, there can be no guarantee that the Company would be able to negotiate new agreements.  Additionally, if the Company were to be successful in negotiating new agreements, they could be on terms that are less favorable to the Company than the current line-of-credit agreement.

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

•	privately and publicly owned businesses such as Redemtech, Intechra and Tech Turn that offer asset management and end-of-life product refurbishment and remarketing services;

•	traditional store-based computer retailers, such as Best Buy Co., Inc., and Circuit City Stores, Inc., and

•	online competitors and auction sites, such as e-Bay

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

Item 1B.                      Unresolved Staff Comments

None

Item 2.                                Properties

Our Data Security and Compliance segment leases approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $178,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This facility, with approximately 34,000 feet of warehouse space, is in good condition.  This lease expires in September 2011.  In addition, the company leases additional warehouse space pursuant to a month to month lease at a monthly rental of $200.  These warehouses have sufficient capacity for our current and estimated future business needs.

This segment also leases the following space:

1.	In Portsmouth, New Hampshire approximately 1,600 square feet of office space pursuant to a one-year lease at a current annual rental of approximately $44,000. This lease expires in October 2008.

2.
In Pleasantville, New York approximately 7,000 square feet of general warehouse and office space pursuant to a two-year lease at a current annual rental of approximately $70,000.  This facility, with approximately 5,000 feet of warehouse space, is in good condition.  This lease expires in October 2009.

3.	In Palm Beach, Florida approximately 2,662 square feet of office space pursuant to a five-year lease at a current annual rental of approximately $113,000. This lease expires in March, 2012.

Our Data Center Hardware and Data Center Maintenance segments lease approximately 30,000 square feet of general warehouse and office space in Eagan, Minnesota pursuant to a five-year lease at a current rental of approximately $15,000 per month.  This facility is in good condition and has adequate capacity for our current and estimated future business needs.  This lease expires in October 2009.

Item 3.                                Legal Proceedings

The Company settled out of court a suit that had been initialed in the United States District Court, Southern District of Florida, QSGI v. Anysystems, et. al.  In this suit, the Company was seeking damages for losses incurred as a result of the Company's dealings and interactions with the named Defendants.

The Company is also party to various legal proceedings arising in the ordinary course of business.  In the opinion of management, these proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.  The estimate of potential impact on the Company could change in the future.

Item 4.                               Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.                               Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

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

Years Ended December 31, 2007	High	Low
First Quarter	$ 1.40	$ 0.90
Second Quarter	0.99	0.62
Third Quarter	0.88	0.47
Fourth Quarter	0.59	0.20

Years Ended December 31, 2006
First Quarter	$2.10	$ 1.55
Second Quarter	1.85	1.27
Third Quarter	1.74	1.26
Fourth Quarter	1.56	0.95

Holders

As of March 1, 2008, there were approximately 3,300 holders of record of the Company’s Common Stock and the closing price was $0.34.  Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future.  The Company intends to use any earnings, which may be generated, to finance the growth of the businesses.

During 2007, the Company paid $258,000 in dividends on its redeemable convertible preferred stock. The 6% dividend is payable quarterly in cash or additional preferred securities, at the same price as originally issued, at the Company’s option.  The company chose to pay all 2007 dividends in cash.

The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2007, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,569,834	$1.807	6,433,500

Equity compensation plans not approved by security holders	3,800,000	$2.177	-

Total	11,369,834	$1.930	6,433,500

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

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold/issued by us in the last three years pursuant to Item 701 of Regulation S-K.

These shares were issued to the persons listed below in connection with (1)(2)(3) Private Placement Shares, (4) the acquisition, (5) the exercise of stock options, or (6) the exercise of stock warrants.

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Michael Weiss	May - 04	1	1	Private Placement Shares	83,400
Odin Partners, LP	May - 04	1	1	Private Placement Shares	116,600
Barron Partners, LP	May - 04	1	1	Private Placement Shares	4,833,333
Guerilla Partners, LP	May - 04	1	1	Private Placement Shares	716,600
Guerilla IRA Partners, LP	May - 04	1	1	Private Placement Shares	83,400
Bismark Investment	May - 04	1	1	Private Placement Shares	166,667
Joel Owens	May - 04	2	1	Acquisition	1,715,911
Jolene Owens	May - 04	2	1	Acquisition	241,920
Robert Jackson	Nov - 04	3	1	Exercise of Stock Options	200,000
Carl Saracino	Nov - 04	3	1	Exercise of Stock Options	150,000
Michael Sheerr	Nov - 04	3	1	Exercise of Stock Options	150,000
Guerilla IRA Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	41,700
Guerilla Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	358,300
Odin Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	58,300
Michael Weiss	Oct - 04	4	1	Exercise of Stock Warrants	41,700
Andrew T. Trailor	Jul - 04	5	1	Shares Issued for Services	35,140
Duncan J Farmer	Jul - 04	5	1	Shares Issued for Services	35,141
Alan Burger	Jul - 04	5	1	Shares Issued for Services	35,141
Andrew T. Trailor	Dec - 04	5	1	Shares Issued for Services	6,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 04	5	2	Shares Issued for Services	6,000
Duncan J Farmer	Dec - 04	5	1	Shares Issued for Services	6,000
Lois Rosenberg	Jan - 05	3	1	Exercise of Stock Options	125,000
Robert Jackson	Jan - 05	3	1	Exercise of Stock Options	75,000
David A. Loppert	Jan - 05	3	1	Exercise of Stock Options	375,000
Brian Cockerham	Feb - 05	3	N	Exercise of Stock Options	10,000
Eleanor Macdonald	Feb - 05	3	1	Exercise of Stock Options	25,000
Wayne Neuls	Feb - 05	3	1	Exercise of Stock Options	25,000
Louis Nuccio	Feb - 05	3	1	Exercise of Stock Options	50,000
Jack Tull	Feb - 05	3	1	Exercise of Stock Options	10,000
David A. Loppert	Mar - 05	3	1	Exercise of Stock Options	1,100,000
David Rubin	Aug - 05	3	1	Exercise of Stock Options	6,666
Dominick & Dominick	Mar - 05	4	1	Exercise of Stock Warrants	400,000
Paul Lee Newman	Mar - 05	4	1	Exercise of Stock Warrants	100,000
Bismark Intervest	Apr - 05	4	1	Exercise of Stock Warrants	183,333
Barron Partners	Apr - 05	4	1	Exercise of Stock Warrants	550,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 05	5	2	Shares Issued for Services	51,375
Duncan J. Farmer	Dec - 05	5	1	Shares Issued for Services	34,250
Michael Sheerr	Jan - 06	3	1	Exercise of Stock Options	100,000
John W. Heilshorn	Feb - 06	5	1	Shares Issued for Services	24,000
Keith L. Lippert	Feb - 06	5	1	Shares Issued for Services	24,000
Whitmer & Worrall, LLC	Mar - 06	5	1	Shares Issued for Services	40,540
Michael Sheerr	Mar - 06	3	1	Exercise of Stock Options	250,000
Joel Owens	Jun - 06	6	1	Acquisition	2,063,545

1.
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

2.
Represents shares used in connection with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

3.	Represents shares issued in connection with the exercise of common stock options.
4.	Represents shares issued in connection with the exercise of common stock warrants.
5.	Represents shares issued for services rendered.
6.
Represents shares used in connection with the payment of additional merger consideration that was due in conjunction with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

Overview

We are a technology services and maintenance company.  Our Data Center Maintenance and Hardware services as well as our Data Security and Compliance services are geared towards both the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.) as well as the users of business-computing hardware (desktops, laptops, related peripherals and servers).  We use the trade name “QSGI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

Results Of Operations

The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2007 and 2006.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

	%	%
Product Revenue	80.9	88.6
Service Revenue	19.1	11.4
Total Revenue	100.0	100.0
Cost of Products Sold	68.5	74.9
Cost of Services Sold	6.8	3.9
Cost of sales	75.3	78.8
Gross profit	24.7	21.2
Selling, general and administrative expenses	26.6	20.8
Goodwill and asset impairment	19.4	-
Depreciation and amortization	1.9	1.5
Interest expense	1.1	0.5
Loss before provision (benefit) for income taxes	(24.3)	(1.6)
Provision (benefit) for income taxes	0.6	(0.5)
Net loss	(24.9)	(1.1)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue for the year ended December 31, 2007 was $37,221,110 compared to revenue of $46,408,917 for the year ended December 31, 2006, a $9,187,807 decrease, or 19.8%.  This sharp decline is due to what the Company believes to be anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment and has caused the Company to be in default of the financial covenants of its line-of-credit agreement with Wells Fargo Bank and has caused impairment of goodwill and intangibles associated with the Data Center Hardware segment.  Discussions are ongoing with the OEM to address the practices believed to be anticompetitive.  We also experienced a decrease in revenues in our Data Security and Compliance segment as a result of a decrease in our wholesale remarketing revenues caused by delays in corporate IT rollouts.  These decreases were partially offset by a double digit organic growth within the Data Center Maintenance segment and double digit organic growth within the services revenue within the Data Security and Compliance segment.

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue
Products	$30,126,257	$41,111,420
Services	7,094,853	5,297,497
Total Revenue	$37,221,110	$46,408,917

Our revenue by geographic segment is as follows:

Years Ended December 31,	2007	%	2006	%	Change	% Change
United States	$31,028,368	83%	$40,024,087	86%	$(8,995,719)	(22)%
Asia	1,394,935	4%	1,824,038	4%	(429,103)	(24)%
Europe	478,557	1%	219,608	1%	258,949	118%
Africa	593,044	2%	602,447	1%	(9,403)	(2)%
United Kingdom	485,478	1%	935,473	2%	(449,995)	(48)%
Canada	556,392	2%	324,056	1%	232,336	72%
Middle East	2,404,862	6%	1,823,709	4%	581,153	32%
Australia	--	--	12,825	--	(12,825)	(100)%
South America	279,474	1%	642,674	1%	(363,200)	(57)%
Total	$37,221,110	100%	$46,408,917	100%	$(9,187,807)	(20)%

We operate primarily in the United States and have minimal assets in foreign countries.  However, we sell to customers in foreign countries.  For the years ended December 31, 2007 and 2006, export sales comprised approximately 17% and 14% of revenue, respectively.  All of our purchases and sales are denominated in US dollars.  We had a small call center in India which we closed in 2007 where we recorded a small currency loss in our selling, general and administrative expenses.

Gross profit for the year ended December 31, 2007 was $9,178,441 compared to a gross profit of $9,860,403 for the year ended December 31, 2006, a $681,962 decrease, or 6.9%.  Gross margin was 24.7% for the year ended December 31, 2007 compared to 21.2% for the year ended December 31, 2006.  Gross margins increased due to a 31% organic growth in services gross profit.  This growth along with a decline in product gross profit caused service gross profit to be a higher percentage of total gross profit thereby increasing our margins.

The overall management of computer equipment throughout its life cycle represents a growing burden on companies.  The continual growth of liability concerns associated with IT assets and the compliance with relatively new government legislation is what is going to have the biggest impact on the Company’s future revenues.  Our business has been built to keep companies in compliance with government legislation whether it is HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.  As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.

Selling, general and administrative expenses for the year ended December 31, 2007, were $9,905,064 compared to selling, general and administrative expenses of $9,663,812 for the year ended December 31, 2006, a $241,252 increase, or 2.5%.  Selling, general and administrative expense increased due to an increase in professional fees, and an increase in our India sales office expenses, which was closed as we moved this operation back to the United States.

Depreciation and amortization for the year ended December 31, 2007, was $702,310 compared to depreciation and amortization of $685,216 for the year ended December 31, 2006, a $17,094 increase, or 2.5%.  This increase was the result of amortization of intangibles as the result of assets acquired in a small asset purchase.

Interest expense for the year ended December 31, 2007, was $396,417 compared to interest expense of $238,985 for the year ended December 31, 2006, a $157,432 increase, or 65.9%, commensurate with an increase in the Company’s borrowings and an increase in interest rates during 2007.

The Company recorded a federal tax expense for the year ended December 31, 2007 and a tax benefit for the year ended December 31, 2006.  At December 31, 2007, the Company did not recognize a deferred tax benefit as it increased its deferred tax asset valuation allowance to be 100% of the Company's deferred tax assets.  The tax amount is adjusted by estimated state tax obligations in jurisdictions where the Company cannot file a consolidated income tax return.

Segments

Our company operates in three segments that clearly focus our services into easy-to-understand categories for our target audiences:

Data Center Maintenance

We provide hardware maintenance services on enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

Data Center Hardware

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

	2007	2006
Revenues
Data Security And Compliance	$20,741,618	$22,013,739
Data Center Hardware	11,100,092	20,035,133
Data Center Maintenance	6,264,981	4,847,885
Intersegment Elimination	(885,581)	(487,840)

Consolidated Total	$37,221,110	$46,408,917

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue	$6,264,981	$4,847,885
Gross Profit	4,021,823	3,260,003
Selling, General and Administration	2,739,891	1,937,004
Depreciation and Amortization	59,308	62,342
Income Before Provision
for Income Taxes	1,222,624	1,259,910

Segment Assets	3,559,629	2,629,689
Goodwill	1,489,621	1,489,621
Expenditures for Property and
Equipment	-	10,007

Revenue for the year ended December 31, 2007 was $6,264,981 compared to revenue of $4,847,885 for the year ended December 31, 2006, a $1,417,096 increase, or 29.2%.  The increase was the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed last year.  These contracts are generally one to three years terms.

Gross profit for the year ended December 31, 2007 was $4,021,823 compared to gross profit of $3,260,003 for the year ended December 31, 2006, a $761,820 increase, or 23.4%.  Gross margin in our Data Center Maintenance segment for the year ended December 31, 2007 was 64.2% of revenue compared to 67.2% of revenue for the year ended December 31, 2006.  Gross profit increased as a result of the increase in revenues.

Selling, general and administrative expenses for the year ended December 31, 2007 were $2,739,891 compared to selling, general and administrative expenses of $1,937,004 for the year ended December 31, 2006, a $802,887 increase or 41.4%.  This increase was mainly the result of compensation and benefits as we increased personnel to support the growth in revenues.

Depreciation and amortization for the year ended December 31, 2007 was $59,308 compared to depreciation and amortization of $62,342 for the year ended December 31, 2006, a $3,034 decrease, or 4.9%.  This was the result of some of our assets becoming fully depreciated during 2007.

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue	$11,100,092	$20,035,133
Gross Profit	2,341,091	3,752,742
Selling, General and Administration	1,999,516	2,580,299
Depreciation and Amortization	343,347	397,358
Income (Loss) Before Provision
(Benefit) for Income Taxes	(7,208,456)	775,849

Segment Assets	1,264,945	12,669,721
Goodwill	-	5,154,782
Expenditures for Property and
Equipment	21,631	16,564

Revenue for the year ended December 31, 2007 was $11,100,092 compared to revenue of $20,035,133 for the year ended December 31, 2006, an $8,935,041 decrease, or 44.6%.  This sharp decline is due to what the Company believes to be actionable, anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment.  This OEM significantly diminished our ability to resell zSeries mainframe systems by setting onerous restrictions around the ability to upgrade or downgrade the configuration deployed on the system.  As a result, the Company is in default of the financial covenants of its line-of-credit agreement with Wells Fargo Bank and has caused total impairment of goodwill and intangibles associated with the Data Center Hardware segment.

Gross profit for the year ended December 31, 2007 was $2,341,091 compared to gross profit of $3,752,742 for the year ended December 31, 2006, a $1,411,651 decrease, or 37.6%.  Gross margin in our Data Center Hardware segment for the year ended December 31, 2007 was 21.1% of revenue compared to 18.7% of revenue for the year ended December 31, 2006.  Although margins increased on lower revenues, gross profit decreased due to lower revenues.

Selling, general and administrative expenses for the year ended December 31, 2007 were $1,999,516 compared to selling, general and administrative expenses of $2,580,299 for the year ended December 31, 2006, a $580,783 decrease, or 22.5%.  The decrease was the result of a strict cost containment policy instituted at the beginning of 2006 coupled with personnel reductions as we discontinued the trading of hardware equipment.

Depreciation and amortization for the year ended December 31, 2007 was $343,347 compared to depreciation and amortization of $397,358 for the year ended December 31, 2006, a $54,011 decrease, or 13.6%.  This was the result of the sale of a portion of our assets coupled with many assets becoming fully depreciated during 2007.

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue	$20,741,618	$22,013,739
Gross Profit	2,815,527	2,847,658
Selling, General and Administration	5,165,657	5,146,509
Depreciation and Amortization	299,655	225,516
Loss Before Benefit
for Income Taxes	(3,046,216)	(2,763,369)

Segment Assets	8,592,896	8,879,411
Goodwill	-	-
Expenditures for Property and
Equipment	190,082	127,087

Revenue for the year ended December 31, 2007 was $20,741,618 compared to revenue of $22,013,739 for the year ended December 31, 2006, a $1,272,121 decrease or 5.8%.  Revenues decreased as a result of a decrease in our wholesale remarketing revenue due to a decrease in the flow of wholesale remarketing product.  This was caused by a decrease in the number of IT rollouts.  Offsetting this decrease was an increase in the number of new and existing corporate customers utilizing our full suite of services which helped our service revenue more than double to approximately $1,000,000.

Gross profit for the year ended December 31, 2007 was $2,815,527 compared to gross profit of $2,847,658 for the year ended December 31, 2006, a $32,131 decrease or 1.1%.  Gross margin for the year ended December 31, 2007 was 13.6% compared to 12.9% for the year ended December 31, 2006.  The improvement in gross margin reflects the increase in the number of corporate customers utilizing our full suite of higher margin data security services.

Selling, general and administrative expense for the year ended December 31, 2007 was $5,165,657 compared to selling, general and administrative expense of $5,146,509 for the year ended December 31, 2006, a $19,148 increase.  This small increase in selling, general and administrative expense shows the relative fixed cost nature of our expenses even though individual expense categories may differ from year to year.  During 2007, we saw an increase in professional fees and insurance expense which was offset by a decrease in bad debt expense.

Depreciation for the year ended December 31, 2007 was $299,655 compared to depreciation of $225,516 for the year ended December 31, 2006, a $74,139 increase or 32.9%.  This was mainly due to amortization of intangibles as the result of assets acquired in a small asset purchase plus one full year of depreciation for fixed asset acquisitions that occurred during 2006 and a portion of the year for 2007.

Liquidity and Capital Resources

Our current ratios at December 31, 2007 and December 31, 2006 were 1.7 to 1 and 2.1 to 1, respectively.  Working capital at December 31, 2007 was $4,363,914 compared to $7,539,917 at December 31, 2006.  Working capital at December 31, 2007 decreased due to financing the operations of the company and a decrease in accounts receivable.  This was offset by an increase in inventory.

Net cash provided by operating activities for the year ended December 31, 2007 was $234,828 compared to $1,583,230 of cash used in operating activities for the year ended December 31, 2006.  Cash provided by operating activities for the year ended December 31, 2007 was primarily a result of a decrease in accounts receivable, mainly attributable to the decrease in revenues in our Data Center Hardware segment.  This was offset by an increase in inventory, a decrease in accounts payable, accrued expenses and other liabilities and the net loss.  Inventory increased due to new product purchases and an increase in parts needed to support our maintenance contracts.  Cash used in operating activities for the year ended December 31, 2006 was primarily a result of an increase in accounts receivable, inventories, deferred taxes and the net loss.  This was offset by an increase in accounts payable and accrued expenses, common stock issued for services, and depreciation and amortization.

Net cash used in investing activities for the years ended December 31, 2007 and 2006 was $192,462 and $145,454, respectively.  For the year ended December 31, 2007, cash was used for the purchase of property and equipment and advances for notes receivable, offset by the proceeds from the sale of property and equipment and the collections on notes receivable.  For the year ended December 31, 2006, cash was used for the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2007 was $547,591.  Net cash provided by financing activities for the years ended December 31, 2006 was $2,207,838.  For the year ended December 31, 2007, net cash was used to pay for loan financing costs, preferred stock dividends and to reduce the revolving line of credit.  For the year ended December 31, 2006, net cash was provided by proceeds from the issuance of redeemable convertible preferred stock, and net amounts borrowed under revolving lines of credit, reduced by preferred stock dividends.

On January 17, 2007, we completed the financing of a new $7.5 million working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4.25 million.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of eligible inventory, with eligible inventory not to exceed $3,000,000.  All principal and any outstanding interest is due January 24, 2010.  In accordance with EITF Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.  All loans or lines of credit that the Company had prior to this date were paid and cancelled.

On June 29, 2007, we completed an amendment to the revolving line-of-credit which reset some of the covenants.  Interest on the loan is payable monthly at the prime rate plus one and one-half percent (8.75% at December 31, 2007), with all principal and interest due January 24, 2010.  Prior to June 29, 2007, interest on this loan was payable monthly at the prime rate.  Interest on our previous loan was payable monthly at the prime rate plus one percent.

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

The Company was unable to achieve these covenants in the fourth quarter, and is considered to be in default of the line-of-credit.  As the Company is in default, the lender has the right to terminate the agreement, causing all amounts to become immediately due and payable.

As the Company is in default under its line-of-credit agreement, it is pursuing certain options, such as negotiating new terms with the financial institution or other financial institutions.  However, there can be no guarantee that the Company would be able to negotiate new agreements.  Additionally, if the Company were to be successful in negotiating new agreements, they could be on terms that are less favorable to the Company than the current line-of-credit agreement.

We believe that the anticipated cash flow from operations and current financing arrangements in 2008 will be sufficient to meet our cash requirements for at least the next 12 months.  However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

On February 6, 2008, Wells Fargo Bank notified the Company that although the Company has performed its monetary obligations pursuant to its credit facility, the Company did not meet certain operating metrics in its credit facility for the fiscal year ended December 31, 2007.   While Wells Fargo Bank has indicated to the Company that such an event constitutes a default under the credit facility, it continues to work with the Company in a cooperative and constructive manner in order to allow the Company to continue toward meeting the operating metrics.  As a consequence, Wells Fargo Bank has charged the Company a fee of $20,000 for maintaining the existing credit facility and notified the Company that it will amend its borrowing rate to that of the prime rate plus 2.5%.  Should the Company come back into compliance, interest will be reduced to the prime rate.

We do not have any material commitments for capital expenditures nor do we expect to incur any material commitments for capital expenses during 2008.

We did not have any significant elements of income or loss not arising from continuing operations in 2007 or 2006 and do not expect any in 2008.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

 Item 8.                        Financial Statements AND Supplementary Data

Our financial statements included in this Annual Report on Form 10-K are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-32.

Critical Accounting Policies

Management is responsible for the integrity of the financial information presented herein.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Where necessary, they reflect estimates based on management’s judgment.  When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making.  Significant accounting policies that are important to the portrayal of the Company’s financial condition and results, which in some cases require management’s judgment, are summarized in the Notes to Financial Statements which are included herein in Item 8.

The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

The Company recognizes revenue when it is realized or realizable and earned.  The Company provides a limited “DOA Warranty” in connection with some of its product sales.  DOA means “Dead On Arrival” and is a commonly used term in the computer industry.  If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available.  The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option.  Based on an internal study by management, we determined that approximately 4% of Company’s sales that are covered under this warranty are returned to the Company.  The Company has alternative methods to sell the returned equipment by tearing it down and selling the working components as parts and the non-working components to metal recyclers.  The alternative sales methods are rarely below the original cost of the equipment.  The Company has not had any significant differences for the years ended December 31, 2007 and 2006.  Therefore, no warranty reserve has been recorded.  Should a reserve be recorded, it would increase both cost of sales and accrued expenses.  The Company has however set up a sales returns and allowances reserve of $18,000.  This account is reviewed quarterly and any additional reserve would decrease sales and increase the reserve.

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

The Company provides an estimated allowance for doubtful accounts and an allowance for sales returns.  The allowance for doubtful accounts is based on management’s assessment about future collectability of accounts receivable on an account by account basis, with a reserve set up accordingly.  If conditions change, additional allowances may be required which would decrease our accounts receivable balance and increase our bad debt expense.  The allowance for sales returns is based on historical data and management’s assessment of how much of a return of product is resalable.  This allowance is reviewed on a quarterly basis and if required, an adjustment is made to increase or decrease the reserve and increase or decrease sales.

The Company accounts for stock-based employee compensation awards using a fair value method and records such expense in the consolidated financial statements in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment that was issued by the FASB.

The Company in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, performs impairment tests in the fourth quarter of each year.  As a result of the impairment test performed at December 31, 2007, the Company determined that the carrying value of goodwill and intangibles was impaired and recorded an impairment charge of $7,206,698.  Of this amount $5,154,782 was for goodwill impairment and $2,051,916 was for intangible impairment.  These impairment charges were all associated with the Data Center Hardware reporting unit.  This impairment was caused by what the Company believes to be anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment.  As of December 31, 2006 the Company performed impairment tests and determined that the carrying value of such assets were not impaired as of that date.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for the Company beginning January 1, 2007.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T).	Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2007.  Based upon this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective, due to the material weaknesses in internal control over financial reporting described below, at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or the degree of compliance with policies may vary.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.

Our Board of Directors were advised by RubinBrown LLP., our independent registered public accounting firm, that during their performance of the audit for the year ended December 31, 2007, they identified two material weaknesses in our internal control over financial reporting.  They are as follows:

1.
A material weakness in the Company's internal controls exists in that there is not an effective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.

Management is required to apply judgment in evaluating that the allowance for doubtful accounts is adequate.  To remedy the situation, the Chief Financial Officer, President and Chief Executive Officer will sign off on the recommended allowance for doubtful accounts.

2.
A material weakness in the Company's internal controls exists in that there is not an effective control related to: (i) the application of appropriate assumptions related to goodwill and intangible impairment analysis; and (ii) the monitoring of the recording of appropriate reserves for income taxes.

Although the Company uses an outside firm to calculate the goodwill and intangible impairment and outside firm to calculate the appropriate amount of income taxes for the year, the Company will monitor the calculations more closely in the future.

No Attestation of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

AS of March 1, 2008, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	44	Chairman, Chief Executive Officer, Director
Seth A. Grossman	42	President, Chief Operating Officer, Director
Edward L. Cummings	59	Chief Financial Officer, Treasurer, Director
David Harris	45	Vice President, Information Technology and Systems
R. Keith Elliott	66	Director
Robert W. VanHellemont	62	Director
Geoffrey A. Smith	50	Director
John F. Cunningham	64	Director

Marc Sherman founded QSGI INC. in August 2001 and has served as Chairman and Chief Executive Officer since then.  His term of office expires at the 2009 annual meeting. Mr. Sherman served as a director of and Chief Executive Officer of Intellesale, Inc. (and its predecessor, Universal Commodities Corp.), from December 1994 to July 2001, a company that purchased and sold large volumes of off-lease/off finance excess, used, refurbished and “as-is” computer equipment and related products and provided technology asset management to companies wishing to maximize the value of their computer equipment coming to the end of its useful or book lives.  Prior to 1994, Mr. Sherman served in key positions in various family businesses.  Mr. Sherman has over fifteen years of experience in marketing, operations and executive management.

Seth A. Grossman was hired on March 14, 2005 as the President and Chief Operating Officer.  He had joined the Board of Directors in November 2003.  His term of office expires at the 2010 annual meeting.  Prior to joining the Company, Mr. Grossman was the Executive Vice President and Chief Strategic Officer of ION Media Networks (AMEX:ION), formerly Paxson Communications Corporation.  He joined ION Media Networks in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer.  Prior to his tenure at ION, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring.  Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration.  He has previously served as a director on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern.

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

R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy.  His term of office expires at the 2010 annual meeting.  Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc.  From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors.  Hercules, Inc. is a multi-national specialty chemical manufacturer.  Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, and the Institute for Defense Analyses, a federally funded research and development company.  Mr. Elliott serves as Chairman of the Compensation Committee and is a member of the Audit Committee of the Board of Directors.  The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002.  This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors.  The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

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

Geoffrey A. Smith was appointed to the Board of Directors in September 2005 to fill a vacancy.  His term of office expires at the 2008 annual meeting.  Mr. Smith is the founder and president of LP Enterprises, LLC.  LP Enterprises, LLC provides Information Technology, Strategy, and Customer Relationship Management expertise across a broad range of direct clients – private sector, corporations, non-profits and the sports industry.  From 1979 through 2005, he worked for Procter & Gamble.  During his career with P & G, he progressed through a variety of IT/business responsibilities, ultimately reaching the role of Deputy CIO.  He is a graduate of Cornell University with a B.S. degree in Industrial Engineering and Operations research.  Mr. Smith is on the Board of Tech Corps Ohio, a non-profit dedicated to the enhancement of K-12 education through the effective use of technology in schools.  Mr. Smith is a member of the Audit Committee and a member of the Corporate Governance Committee.  The board of Directors has determined that Mr. Smith is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

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

Item 11.                      Executive Compensation

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

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid to its five most highly compensated officers. The Committee believes that the annual incentive bonuses paid and the awards and options granted pursuant to the Stock Plan will qualify as “performance-based” compensation and will meet the requirements of the current tax law and Internal Revenue Service regulations so as to preserve the tax deductibility of the executive compensation paid pursuant to such plans.  The Committee attempts to structure executive compensation to preserve tax deductibility and consistent with the overall compensation objectives and philosophy discussed above

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and the two other most highly compensated officers that was paid by us during the fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1)	2007	$ 424,000	-	-	-	-	-	$ 20,000	$ 444,000
Chairman, CEO and	2006	$ 424,000	$ 67,690	-	-	-	-	$ 20,000	$ 511,690
President

Seth A. Grossman(1)	2007	$ 339,200	-	-	-	-	-	$ -	$ 339,200
President and Chief	2006	$ 339,200	$ 51,455	-	-	-	-	$ -	$ 390,655
Operating Officer

Edward L. Cummings(1)	2007	$ 254,400	-	-	-	-	-	$ -	$ 254,400
CFO and Treasurer	2006	$ 254,400	$ 24,270	-	-	-	-	$ -	$ 278,677

Joel L. Owens(2)	2007	$ 463,457	-	-	-	-	-	$ -	$ 463,457
Vice President	2006	$ 463,877	-	-	-	-	-	$ -	$ 463,877

Vivek J. Agarwal(3)	2007	$ 158,057	-	-	4,828	-	-	$ -	$ 162,885
Sales Representative	2006	$ 200,000	-	-	-	-	-	$ -	$ 200,000

(1)	See “Employment Contracts” below for agreements entered into with executive officers.

(2)	Employment ended on November 15, 2007.

(3)
Two grants were issued.  The option value was based on the grant date fair value of $1.01 and $1.80 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price.  The Black-Scholes model was used with the following assumptions:  dividend yield of 0%; expected volatility of 88.36%; risk-free interest rate of 4.15%; and expected lives of 1.6 years.

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2007:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning Equity Awards held on December 31, 2007:

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

The following table shows post employment compensation as if the triggering event took place on December 31, 2007:

Post Employment Compensation
Name	2008 ($)	2009 ($)	2010 ($)
Marc Sherman	424,000	424,000	424,000
Seth A. Grossman	339,200	339,200	339,200
Edward L. Cummings	254,400	254,400	254,400

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2007:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	6,025,000	14.2%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	3,425,000	8.1%
Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,718,200	8.7%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	525,000	1.2%
Common	John F. Cunningham c/o 70 Lake Drive Hightstown, NJ 08520	255,000	*
Common	Geoffrey A. Smith c/o 70 Lake Drive Hightstown, NJ	100,000	*
Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	298,500	*
Common	All Directors and Executive Officers as a Group (7 Persons)	14,346,000	33.7%

*       The amount shown is less than 1% of the outstanding shares of common stock.
1.
This table includes presently exercisable stock options.   The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings – 1,600,000; R. Keith Elliott – 525,000; Seth A. Grossman –3,425,000; Marc Sherman –3,375,000; John F. Cunningham – 100,000; Geoffrey A. Smith – 100,000; Robert W. VanHellemont – 275,000; and all directors and executive officers as a group (7 persons) – 9,400,000.

2.	Includes 85,300 shares beneficially owned by Mr. Sherman’s children for whom Mr. Sherman has sole voting and dispositive power.

Set forth in the table below is information, as of March 1, 2008, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

Professional Offshore Opportunity Fund, LTD 1400 Old Country Road Westbury, NY 11590	2,930,478	9.4%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	5,555,982	17.8%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 – “Market for Common Equity and Related Stockholder Matters” above.

Item 13                      Certain Relationships and Related Transactions, and Director Independence

Loans from Principal Stockholders/Executive Officers

As of December 31, 2007 and 2006, there were no outstanding loans or notes due to or due from principal stockholders or executive officers.

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

Sales to Keystone amounted to approximately $85,000 and $158,000 for the years ended December 31, 2007 and 2006, respectively.  Accounts receivable from this customer amounted to $49,529 at December 31, 2007.  No accounts receivable from this customer was outstanding at December 31, 2006.

Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices.  The products primarily consist of 32Mb, 64Mb, 128Mb and 256Mb RAM, or “Random Access Memory,” modules.

Other Related Party Transaction

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors.  The lease is considered an operating lease.  For the years ended December 31, 2007 and 2006, rent expense for this lease amounted to $221,788 and $179,585, respectively.  No accounts payable were due to this vendor at December 31, 2007 and 2006.

In November 2007, the Company exercised an option to purchase a portion of the assets from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.  No accounts payable was outstanding to this vendor at December 31, 2007 and 2006.

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

Item 14.                      Principal accountant fees and services

During 2007 and 2006, we paid the following fees, including out of pocket expense reimbursements, to RubinBrown LLP:

2007		2006
Audit Fees Audit-Related Fees (1) Tax Fees (2) Total	$200,000 62,000 48,000 $310,000	$ 147,109 43,123 22,950 $ 213,182

(1) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, acquisition due diligence services, and work performed in connection with registration statements filed with the SEC.

(2) Tax Fees include tax planning, compliance for federal and state income taxes, and assistance with IRS examinations.

QSGI INC.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. QSGI INC.’s Audit Committee has received the written disclosure and the letter from RubinBrown LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with RubinBrown LLP their independence.

PART IV

Item 15.                      Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-K.

The financial statements listed below appear immediately after page 47.

Report of Independent Registered Public Accounting Firm	F-1 – F-2
Financial Statements
Balance Sheet	F-3 – F-4
Statement Of Operations	F-5
Statement Of Stockholders’ Equity	F-6
Statement Of Cash Flows	F-7
Notes To Financial Statements	F-8 – F-32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: April 14, 2008	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, and Chief Executive Officer	April 14, 2008

/s/ Seth A. Grossman Seth A. Grossman	President, Chief Operating Officer and Director	April 14, 2008

/s/ Edward L. Cummings Edward L. Cummings	Chief Financial Officer, Treasurer and Director	April 14, 2008

/s/ R. Keith Elliott R. Keith Elliott	Director	April 14, 2008

/s/ Robert W. VanHellemont Robert W. VanHellemont	Director	April 14, 2008

/s/ Geoffrey A. Smith Geoffrey A. Smith	Director	April 14, 2008

/s/ John F. Cunningham John F. Cunningham	Director	April 14, 2008

List Of Exhibits

Exhibit Number	Description
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

10.12	Employment and Non-Compete Agreement – Joel L. Owens
10.13**	Third Amendment to Loan Agreement by and among Marc Sherman, Edward L. Cummings, Carl C. Saracino, Michael P. Sheerr and WindsorTech, Inc., on and as of March 29, 2004.
12.1***	Statement re computation of ratios.
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
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-K.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheets of QSGI INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financing reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Board Of Directors And Stockholders
QSGI, INC.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has reported significant losses from operations and is in default of its line-of-credit agreement.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RubinBrown LLP

St. Louis, Missouri
April 14, 2008

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$127,723	$632,948
Accounts receivable, net of reserve of $955,599
and $780,116 in 2007 and 2006, respectively	3,853,362	8,012,421
Inventories	6,578,031	4,982,710
Prepaid expenses and other assets	163,553	183,069
Deferred income taxes	—	598,661
Total Current Assets	10,722,669	14,409,809

Property And Equipment, Net	286,766	410,241

Goodwill	1,489,621	6,644,403

Intangibles, Net	470,348	2,555,584

Other Assets	448,066	158,784

	$13,417,470	$24,178,821

See the accompanying report letter and notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities And Stockholders' Equity

	December 31,
	2007	2006
Current Liabilities
Revolving line of credit	$3,754,061	$3,915,825
Accounts payable	1,109,940	1,382,336
Accrued expenses	654,461	601,850
Accrued payroll	88,818	329,658
Deferred revenue	439,865	517,439
Other current liabilities	311,610	122,784
Total Current Liabilities	6,358,755	6,869,892

Long-Term Deferred Revenue	142,772	416,239

Deferred Income Taxes	27,300	451,625

Total Liabilities	6,528,827	7,737,756

Redeemable Convertible Preferred Stock	4,238,685	4,220,577

Commitments And Contingencies (Notes 1, 6 And 13)

Stockholders' Equity
Common shares: authorized 95,000,000 in 2007 and 2006,
$0.01 par value; 31,172,716 shares issued and outstanding
in 2007 and 2006	311,727	311,727
Additional paid-in capital	14,134,298	14,390,976
Retained earnings (deficit)	(11,796,067)	(2,482,215)
Total Stockholders' Equity	2,649,958	12,220,488

	$13,417,470	$24,178,821

See the accompanying report letter and notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2007	2006

Product Revenue	$30,126,257	$41,111,420
Service Revenue	7,094,853	5,297,497
Total Revenue	37,221,110	46,408,917

Cost Of Products Sold	25,525,836	34,742,022
Cost Of Services Sold	2,516,833	1,806,492
Cost Of Sales	28,042,669	36,548,514

Gross Profit	9,178,441	9,860,403

Selling, General And Administrative Expenses	9,905,064	9,663,812

Goodwill And Asset Impairment	7,206,698	—

Depreciation And Amortization	702,310	685,216

Interest Expense, Net	396,417	238,985

Loss Before Provision (Benefit) For Income Taxes	(9,032,048)	(727,610)

Provision (Benefit) For Income Taxes	243,804	(242,373)

Net Loss	(9,275,852)	(485,237)

Accretion To Redemption Value Of Preferred Stock	18,108	17,056

Preferred Stock Dividend	258,000	256,389

Net Loss Available To Common Stockholders	$(9,551,960)	$(758,682)

Net Loss Per Common Share - Basic	$(0.31)	$(0.03)

Net Loss Per Common Share - Diluted	$(0.31)	$(0.03)

Weighted Average Number Of Common Shares
Outstanding - Basic	31,172,716	30,127,255

Weighted Average Number Of Common Shares
Outstanding - Diluted	31,172,716	30,127,255

See the accompanying report letter and notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2007 And 2006

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance (Deficit) -
January 1, 2006	28,670,631	$286,706	$11,093,881	$(1,996,978)	$9,383,609

Exercise Of Stock Options	350,000	3,500	5,600	—	9,100

Shares Issued For Services	88,540	885	160,802	—	161,687

Common Shares Issued For
QualTech Earn-Out	2,063,545	20,636	3,385,954	—	3,406,590

Stock Option Compensation	—	—	18,184	—	18,184

Preferred Stock Dividend	—	—	(256,389)	—	(256,389)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(17,056)	—	(17,056)

Net Loss	—	—	—	(485,237)	(485,237)

Balance (Deficit) -
December 31, 2006	31,172,716	311,727	14,390,976	(2,482,215)	12,220,488

FIN 48 Adoption	—	—	—	(38,000)	(38,000)

Stock Option Compensation	—	—	19,430	—	19,430

Preferred Stock Dividend	—	—	(258,000)	—	(258,000)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(18,108)	—	(18,108)

Net Loss	—	—	—	(9,275,852)	(9,275,852)

Balance (Deficit) -
December 31, 2007	31,172,716	$311,727	$14,134,298	$(11,796,067)	$2,649,958

See the accompanying report letter and notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(9,275,852)	$(485,237)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Goodwill and asset impairment	7,206,698	—
Depreciation and amortization	702,130	685,216
Stock option compensation expense	19,430	18,184
Deferred income taxes	174,336	(271,686)
Allowance for doubtful accounts	713,500	822,965
Common stock issued for services	—	161,687
Changes in assets and liabilities:
Accounts receivable	2,977,775	(1,821,257)
Inventories	(1,595,321)	(846,406)
Prepaid expenses and other current assets	23,389	18,034
Other assets	(50,417)	(3,770)
Accounts payable, accrued expenses and other liabilities	(660,840)	139,040
Net Cash Provided By (Used In) Operating Activities	234,828	(1,583,230)

Cash Flows From Investing Activities
Advances for notes receivable	(96,250)	—
Collections of notes receivable	53,200	—
Purchases of property and equipment	(211,713)	(153,728)
Proceeds from sale of equipment	62,301	8,274
Net Cash Used In Investing Activities	(192,462)	(145,454)

Cash Flows From Financing Activities
Proceeds from the issuance of redeemable preferred stock	—	2,236,301
Payments for financing costs	(127,827)	(40,000)
Stock options exercised	—	9,100
Preferred stock dividends	(258,000)	(256,389)
Net amounts borrowed (repaid) under revolving line of credit	(161,764)	284,325
Stock issuance costs	—	(25,499)
Net Cash Provided By (Used In) Financing Activities	(547,591)	2,207,838

Net Increase (Decrease) In Cash And Cash Equivalents	(505,225)	479,154

Cash And Cash Equivalents - Beginning Of Year	632,948	153,794

Cash And Cash Equivalents - End Of Year	$127,723	$632,948

Supplemental Disclosure Of Cash Flow Information
Income taxes paid	$62,591	$25,428
Interest paid	406,306	243,196
Supplemental cash flow information (Note 15)

See the accompanying report letter and notes to consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 And 2006

1.           Summary Of Significant Accounting Policies

Business Organization

The Company is a data security and regulatory compliance provider offering a full suite of end-of-life and other life-cycle services for a Fortune 1000 corporation’s and government client’s entire information technology (IT) platform. The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall IT expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance for IT products. The Company is geared towards the users of business-computing hardware (desktops, laptops, related peripherals and servers) as well as maintaining and providing services on enterprise-class hardware (mainframes, midrange servers, tape storage products and disk storage products).

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

On May 28, 2004, the Company purchased QualTech International Corporation and QualTech Services Group, Inc.  QualTech International Corporation sells refurbished IBM mainframes and associated IBM peripherals.  QualTech Services Group, Inc. provides hardware maintenance solutions and information systems consulting services to businesses in the United States.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On October 17, 2005, the stockholders of the company voted in favor of changing the Company name from Windsortech, Inc. to QSGI INC.  The Company had employed QSGI as a trade name.

The Company has office and warehouse space in Hightstown, New Jersey, and Eagan, Minnesota, and satellite sales and business development offices in Colorado, Florida, Illinois, Indiana, Kansas, Maine, Michigan, New Hampshire, New York, North Carolina, Nebraska, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas, and Wyoming.

Management’s Plans, Liquidity And Going Concern Considerations

The Company has incurred net losses in each of the last three years, and is currently in default of its line of credit agreement (Note 6).  The lender has the right to immediately call the loan due and payable in full.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company and the Bank continue to work together in a cooperative and constructive manner.  At the same time, the Company is exploring alternative financing.  However, there can be no guarantee that the Company will be able to obtain alternative financing, or if obtained, will be on terms favorable to the Company.

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

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2007 and 2006, a warranty reserve was not considered necessary.

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

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The allowance for doubtful accounts at December 31, 2007 and 2006, and changes in the allowance for the years then ended are as follows:

	Balance At	Provision	Write-Offs,	Balance
	Beginning	For Doubtful	Net Of	At End
Year	Of Year	Accounts	Recoveries	Of Year

2006	$ 80,000	$ 822,965	$ 122,849	$ 780,116
2007	780,116	713,500	538,017	955,599

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

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Deposits

Deposits principally consist of the lease deposits for the Company’s Data Security and Compliance segment.  These deposits are refundable at the expiration of the lease.  Since the lease terms extend beyond 12 months, the deposits are classified as a long-term asset in other assets on the consolidated balance sheet.

Advertising Costs

Advertising costs are expensed on the first date the advertisement takes place.  Advertising expense amounted to $89,477 in 2007 and $50,486 in 2006.

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

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the computation of basic and diluted net loss per share:
	2007	2006

Net loss available to common stockholders	$(9,551,960)	$(758,682)

Determination of basic and diluted shares:
Basic weighted average shares outstanding	31,172,716	30,127,255

Diluted weighted average shares outstanding	31,172,716	30,127,255

Net Loss Per Common Share - Basic	$(0.31)	$(0.03)

Net Loss Per Common Share - Diluted	$(0.31)	$(0.03)

In 2007, the Company excluded 1,370,879 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

In 2006, the Company excluded 1,104,348 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

Fair Value Of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the notes payable and capital lease obligations, including the current portion, approximate fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.

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

The weighted average per share fair value of the options granted was $1.41 and $1.43 for the years ended December 31, 2007 and 2006, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006

Risk-free interest rates	4.15%	4.59%
Expected option lives	1.6 Years	5.0 years
Expected volatilities	70%	75%
Expected dividend yields	0%	0%

Impact Of Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s financial position or results of operations.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for the Company beginning January 1, 2008.  The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a recognition threshold and measurement process for a tax position or expected position to be taken in a tax return.

As a result of the implementation of FIN 48, the Company recognized an increase of $38,000 in the liability for income taxes and accrued interest, of which $3,000 related to accrued interest.  This was accounted for as a reduction to the January 1, 2007 balance of retained earnings (deficit).  Including the cumulative effect increase on January 1, 2007, the Company had $368,000 of unrecognized tax benefits of which $35,000 would affect the effective tax rate if recognized.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions as well as interest and penalties related to unrecognized tax benefits will be reflected as a component of income tax expense.

2. Inventories

Inventories consist of:

	2007	2006

Finished goods	$6,120,473	$4,810,843
Inventory in transit	708,558	246,867
Allowance for excess and obsolescence	(251,000)	(75,000)

	$6,578,031	$4,982,710

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3. Property And Equipment

Property and equipment consist of:

	2007	2006

Furniture and fixtures	$114,798	$152,384
Equipment	454,921	458,537
Leasehold improvements	130,754	92,862
Computer equipment and software	599,503	610,004
	1,299,976	1,313,787
Less: Accumulated depreciation	1,013,210	903,546

	$286,766	$410,241

Depreciation and amortization charged against income for all property and equipment amounted to $278,887 and $341,100 for the years ended December 31, 2007 and 2006, respectively.

4.           Goodwill and Other Intangible Assets

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

Intangibles increased during 2007 as the result of an asset purchase completed July 1, 2007.  The intangibles acquired consisted of a website, database, EBay storefront and employee non-competes.  Amortization of those intangibles is computed on a straight-line basis over a three-year life starting July 1, 2007.  The increase in intangibles assets occurred in the Data Security and Compliance segment.  The acquisition was funded by the reduction of the seller’s accounts receivable balance due to the Company.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During the fourth quarter of 2007, the Company performed an impairment test on goodwill and intangibles and has determined that their carrying value was impaired and recorded an impairment charge of $5,154,782 for goodwill and $2,051,916 for intangibles associated with the Data Center Hardware reporting unit.  During the fourth quarter of 2006, the Company performed an impairment test and determined that the carrying value of such assets were not impaired as of that date.

The impairment of goodwill and intangibles was due to what the Company believes to be actionable, anticompetitive business practices by a leading OEM.  This OEM significantly diminished the Company’s ability to resell IBM zSeries mainframe systems by setting onerous restrictions around the ability to upgrade or downgrade the configuration deployed on the system.  As a result, the Company’s hardware trading business was significantly reduced, which resulted in a total write-off of goodwill and intangibles in the Data Center Hardware segment.

To determine fair values for the purposes of calculating impairment in the Data Center Hardware segment, the Company used both a market and an income approach to derive fair value.  The market approach compares the value of the assets to similar business interests of other companies of similar size.  The income approach applies a discounted cash flow analysis to the Company’s future sales and income projections.

At December 31, 2007 and 2006, the balance of goodwill and intangible assets is as follows:
	2007	2006

Goodwill	$1,489,621	$6,644,403
Intangible assets with indefinite lives	70,000	910,000
Intangible assets with finite lives, net	400,348	1,645,584

	$1,959,969	$9,199,987

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

At December 31, 2007 and 2006, the balance of goodwill is as follows:

			Data
	Data	Data	Security
	Center	Center	And
	Hardware	Maintenance	Compliance	Total

Balance December 31, 2006	$5,154,782	$1,489,621	$—	$6,644,403
Less: Goodwill impairment	5,154,782	—	—	5,154,782

Balance December 31, 2007	$—	$1,489,621	$—	$1,489,621

Intangibles with indefinite lives relate principally to trade names.  At December 31, 2007 and 2006, the balance of intangibles with indefinite lives is as follows:
			Data
	Data	Data	Security
	Center	Center	And
	Hardware	Maintenance	Compliance	Total

Balance December 31, 2006	$840,000	$70,000	$—	$910,000
Less: Impairment	840,000	—	—	840,000

Balance December 31, 2007	$—	$70,000	$—	$70,000

Intangibles with finite lives relate principally to the following:

				2007
	2006	2007	2007	Adjusted
	Cost	Impairment	Additions	Cost

Customer lists	$1,640,000	$(1,520,000)	$—	$120,000
Database	400,000	(400,000)	25,000	25,000
Employee	450,000	(278,000)	25,000	197,000
noncompetes
Website	—	—	50,000	50,000
EBay Storefront	—	—	240,000	240,000

Total	$2,490,000	$(2,198,000)	$340,000	$632,000

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	2006			2007	2007	Remaining
	Accumulated	2007	2007	Accumulated	Net	Amortization
	Amortization	Amortization	Impairment	Amortization	Intangibles	Life (Years)

Customer lists	$485,888	$182,208	$(619,256)	$48,840	$71,160	5.3
Database	118,528	48,612	(162,976)	4,164	20,836	2.5 to 5.3
Employee
noncompetes	240,000	94,164	(203,852)	130,312	66,688	1.3 to 2.5
Website	—	8,334	—	8,334	41,666	2.5
EBay Storefront	—	40,002	—	40,002	199,998	2.5

Total	$844,416	$373,320	$(986,084)	$231,652	$400,348

			2006	2006	Remaining
	2006	2006	Accumulated	Net	Amortization
	Cost	Amortization	Amortization	Intangibles	Life (Years)

Customer lists	$1,640,000	$182,208	$485,888	$1,154,112	6.4
Database	400,000	44,448	118,528	281,472	6.4
Employee
noncompetes	450,000	90,000	240,000	210,000	2.4

Total	$2,490,000	$316,656	$844,416	$1,645,584

Amortization of intangibles is computed on a straight-line basis and based on December 31, 2007 balances, expected amortization expense in each of the next five years and thereafter is as follows:

Year	Amount

2008	$161,052
2009	138,096
2010	70,000
2011	13,320
2012	13,320
Thereafter	4,560

$400,348

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

5.           Other Assets

Other assets consist of:

	2007	2006

Deposits	$83,306	$78,422
Trademark	7,885	7,885
Patent, net of amortization of $4,541
in 2007 and $3,330 in 2006	19,675	20,886
Deferred loan costs	116,435	40,000
Notes receivable	150,725	—
Other	70,040	11,591

	$448,066	$158,784

The patent is being amortized over a 20-year life.  Patent amortization expense in 2007 and 2006 amounted to $1,211.  Expected amortization expense in each of the next five years is $1,211 per year.

Notes receivable consist of secured amounts due from one current and one former employee, bearing interest at rates from 0% to 12.5%, payable in varying amounts through 2011.

6.           Financing Arrangements

Revolving Line Of Credit

On January 17, 2007, the Company completed the financing of a new $7,500,000 working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4,250,000.  The new revolving line-of-credit agreement provides for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of inventories, with eligible inventories not to exceed $3,000,000.  The new revolving line-of-credit agreement contains certain financial covenants, including minimum net income requirements.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On June 29, 2007, the Company completed an amendment to the revolving line of credit which reset some of the covenants.  The amended revolving line-of-credit minimum net income requirements are as follows:

Year To Date
Period Ending	Net Income

March 31, 2008	$ 100,000
June 30, 2008	300,000
September 30, 2008	500,000
December 31, 2008	800,000

March 31, 2009	100,000
June 30, 2009	300,000
September 30, 2009	500,000
December 31, 2009	800,000

Availability on the borrowing base at December 31, 2007 was $287,684.  Interest on this loan is payable monthly at the prime rate plus 1.5% (8.75% at December 31, 2007), with all principal and interest due January 24, 2010.  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

The Company was in not in compliance with all of its covenants at December 31, 2007.  The bank has notified the Company that it is out of compliance with its covenants and is in default on the loan.  The bank has the right to immediately call the loan due and payable in full.  In February 2008, the bank began charging interest at a default rate equal to the prime rate plus 2.5%, and charged a fee of $20,000.

7.           Redeemable Convertible Preferred Stock

In December 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4,200,000.  The Company received the proceeds in two payments.  The first payment, net of offering costs, of $1,967,220 was received at the time of signing and $2,236,301 was received at the beginning of January 2006.

The preferred securities issued in the private placement consist of 143,333 shares of 6% Series A Preferred Stock with a face value of $30 per share.  The 6% dividend is payable quarterly in cash or additional preferred securities at the Company’s option.  Each Series A Preferred Share is convertible into approximately 13.33 shares of the Company’s common stock.  The Company can require the holders to convert the shares if the Company’s common stock price maintains $2.75 for 20 consecutive business days.  The Company can redeem the preferred securities at any time after December 10, 2007.  Additionally, the holder may demand redemption in cash, for the original $30 per share, at any time after December 10, 2010.  Because these preferred securities are conditionally redeemable, they are classified as temporary equity in the balance sheet.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

In January 2002, the Company’s stockholders approved the 2002 Flexible Stock Plan (the 2002 Plan).  Under the 2002 Plan, the number of shares which may be issued or sold, or for which options, stock appreciation rights (SARs) or performance shares may be granted to certain directors, officers and employees of the Company is 5,000,000, plus an annual increase, effective the first day of each calendar year commencing January 1, 2003, equal to 10% of the number of shares outstanding as of the first day of such calendar year but in no event more than 30,000,000 shares in the aggregate.

Stock option compensation expense in the amount of $19,430 and $18,184 was recorded in 2007 and 2006, respectively.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of stock option activity is as follows:

	2007		2006
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	12,221,834	$1.972	12,566,834	$1.918
Granted	40,000	1.405	30,000	1.430
Exercised	—	—	(350,000)	0.026
Forfeited	(892,000)	2.471	(25,000)	1.540

Outstanding on December 31	11,369,834	$1.930	12,221,834	$1.972

Exercisable on December 31	11,330,834	$1.932	12,165,167	$1.973

Unrecognized stock option compensation cost related to unvested stock options amounts to approximately $34,000.  The cost is expected to be recognized over the next four years.

The following table summarizes information about the options outstanding at December 31, 2007:

				Exercisable
	Outstanding Stock Options			Stock Options

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	1,740,000	4.1	$ 0.026	1,740,000	$ 0.026
1.01 to 1.90	2,433,334	6.2	1.671	2,394,334	1.674
2.00 to 2.13	2,255,000	6.9	2.007	2,255,000	2.007
2.50 to 2.75	4,725,000	7.2	2.659	4,725,000	2.659
3.45 to 3.46	216,500	3.0	3.450	216,500	3.450

	11,369,834			11,330,834

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Warrants

In October 2004, the Company issued 350,000 warrants with an exercise price of $2.00 to certain warrant holders in exchange for their exercise of 500,000 warrants for which the Company received $750,000.  The fair value of the 350,000 new warrants plus the fair value of the 500,000 warrants with a decreased exercise period was less than the fair value of the 500,000 warrants before the modification.  As such, no value was assigned to the new warrants.  In October 2007, these warrants expired.

A schedule of common stock warrant activity is as follows:

		Weighted -
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2006 and 2005	933,333	$3.00
Warrants issued	—	—
Warrants expired	(350,000)	2.00

Outstanding at December 31, 2007	583,333	$3.60

The following table summarizes information about the warrants outstanding at December 31, 2007:

	Outstanding Stock Warrants			Exercisable Warrants
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Shares	Price

$ 3.60	583,333	1.38	$ 3.60	583,333	$ 3.60

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

9.           Income Taxes

The expense (benefit) for income taxes consists of the following:

	2007	2006

Current	$69,468	$29,313
Deferred	174,336	(271,686)

	$243,804	$(242,373)

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred Tax Assets
Liabilities and reserves	$651,393	$356,220
Net operating loss carryforwards	1,612,300	1,499,268
Stock options	19,362	36,732
Inventory capitalization	240,024	129,585
Property and equipment	66,559	31,526
	2,589,638	2,053,331
Valuation allowance	(2,527,374)	(873,183)
	62,264	1,180,148

Deferred Tax Liabilities
Prepaid expenses	26,449	28,113
Patent and trademark	7,859	8,321
Intangibles	55,256	996,678
	89,564	1,033,112

Net Deferred Tax Asset (Liability)	$(27,300)	$147,036

The current and long-term components of the net deferred tax liability are as follows:
	2007	2006

Current deferred tax asset	$—	$598,661
Long-term deferred tax liability	(27,300)	(451,625)

	$(27,300)	$147,036

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:
	2007	2006

Statutory federal rate	34%	34%
State income taxes, net of federal benefits	1	1
Goodwill impairment	(19)	—
Change in valuation allowance	(18)	—
Meals, entertainment and club dues	(1)	(2)

	(3)%	33%

The Company’s ability to utilize the cumulative tax net operating loss carryforward of approximately $4,700,000 at December 31, 2007 against future taxable income will begin to expire on December 31, 2022 and is subject to Section 382 limitations, as defined by Section 382 of the Internal Revenue Code of 1986, of approximately $594,000 per year.

The Company adopted the provisions of FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $38,000 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$368,000
Additions based on tax positions related to the current year	2,500
Settlements	(358,000)

$12,500

During the second quarter of 2007, the Internal Revenue Service (IRS) completed the examination of the Company’s consolidated federal income tax return for 2004.  The examination resulted in additional tax due of approximately $6,400, as well as adjustments to the Company’s balance of net operating loss carryforwards.  As a result of the completion of the examination, the Company reduced its unrecognized tax benefits by $358,000.  In 2007, the Company accrued an additional liability of $2,500 for tax positions related to the current year.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The entire balance of $12,500 of unrecognized tax benefits at December 31, 2007 would impact the effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in accrued expenses.  The liability for unrecognized tax benefits included accrued interest of $3,000 and $1,000 at January 1, 2007 and December 31, 2007, respectively.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state income tax authorities from 2005 through 2007.

11.           Concentrations

Major Customers

For the years ended December 31, 2007 and 2006, sales to the Company’s top ten customers comprised approximately 31% and 44% of revenue, respectively.  Sales to one of these customers comprised approximately 6% and 11% of sales in 2007 and 2006, respectively. The Company’s top ten customers also comprised approximately 19% and 51% of the accounts receivable balance at December 31, 2007 and 2006, respectively.

Purchases

The Company purchases a majority of its products from a small number of suppliers.  Approximately 61% and 51% of product purchases were from three vendors for the years ended December 31, 2007 and 2006, respectively.

12.           Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees.  The Company contributes 3% of eligible employees’ salaries to the plan.

The Company contributed $185,502 and $63,327 to the plan during the years ended December 31, 2007 and 2006, respectively.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.           Commitments And Contingencies

Lease

The Company has three operating leases on New Jersey real property. Two are month to month leases and the other expires in the year 2011.  In addition to fixed rentals, the real property lease on one property requires the Company to pay all maintenance, real estate taxes and insurance.

The Company has an operating lease on New Hampshire real property expiring in the year 2008.

The Company has an operating lease on Minnesota real property expiring in the year 2009.  In addition to fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes and insurance.

The Company has an operating lease on New York real property expiring in the year 2009.

The Company has an operating lease on Florida real property expiring in the year 2012.

The Company has an operating lease on equipment expiring in the year 2008.

Rent expense and other charges totaled $831,801 and $782,979 for the years ended December 31, 2007 and 2006, respectively.

The approximate minimum payments required under these operating leases at December 31, 2007 are:

Year	Amount

2008	$655,717
2009	502,208
2010	299,509
2011	255,007
2012	28,350

$1,740,791

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Environmental

The Company recycles used equipment that may contain hazardous materials.  The Company contracts with a licensed waste management company for the purpose of recycling or destruction of these materials in accordance with all applicable environmental standards.  Therefore, management believes it is not necessary to record a liability for environmental contingencies in the accompanying consolidated financial statements.

Employment Contracts

In 2005, the Company entered into employment contracts with three of its executive officers.  Their contracts are initially for three-year terms, and were renewed for an additional term of three years in 2007.  These contracts include “change of control” provisions, under which the employees may terminate their employment within one year after a change in control, and be entitled to receive specified severance payments generally equal to three times their ending average compensation for the proceeding year.  In addition, these employees could also receive these payments if they were involuntarily terminated without cause, even if there is no change in control.

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business.  In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company.  The estimate of potential impact on the Company could change in the future.

14.           Related Party Transactions

In 2007 and 2006, the Company had sales to one customer related to one stockholder and officer of the Company.  Sales to this customer for the years ended December 31, 2007 and 2006 amounted to approximately $85,000 and $158,000, respectively.  Accounts receivable from this customer amounted to $49,529 at December 31, 2007.  No accounts receivable from this customer was outstanding at December 31, 2006.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In 2005, the Company signed a 24-month lease for a tractor-trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors.  For the years ended December 31, 2007 and 2006, rent expense for this lease amounted to $221,788 and $179,585, respectively.

In November 2007, the Company exercised an option to purchase a portion of the assets on lease from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.  No accounts payable was outstanding to this vendor at December 31, 2007 or 2006.

15.           Supplemental Cash Flow Information

During 2007, the Company issued no additional shares of common stock.  During 2006, the Company issued 88,540 shares of its common stock for services rendered during 2006 with two vendors for $161,687.  During 2006, the Company issued 2,063,545 shares of its common stock valued at $3,432,089 as final payment for the acquisition of QualTech.

On July 1, 2007, the Company completed a small asset purchase.  The majority of the purchase price was assigned to intangibles in the Data Security and Compliance segment.  The amortization of these intangible assets is computed on a straight-line basis over a three-year life starting in July 2007.  The acquisition price was funded by the reduction of the seller’s accounts receivable balance due to the Company.

16.           Segment Information

The Company operates in three business segments:  Data Security And Compliance, Data Center Hardware and Data Center Maintenance.  The overall concept that QSGI INC. employs in determining its operating segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products and services offered and the target market.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Data Security And Compliance Segment

This segment provides data security and regulatory compliance services for end-of-life business-computing IT assets. The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, and servers) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall IT expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance (proper recycling or safe disposal) for IT assets. These services can be custom tailored to meet the customer’s needs. This can be implemented at one client location or at multiple locations, onsite, at the Company’s facilities or through the use of the Company’s mobile audit and erasure truck.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, with the following exceptions.  Intersegment sales are generally accounted for as sales to third parties at cost and eliminated in consolidation.  The Data Security and Compliance segment charges management fees to the Data Center Hardware and Data Center Maintenance segments for certain corporate services.  Management fees charged to the Data Center Hardware segment amounted to $480,000 in 2007 and 2006.  Management fees charges to the Data Center Maintenance segment amounted to $720,000 and $660,000 in 2007 and 2006, respectively.  These intersegment transactions have been eliminated in consolidation.

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	2007	2006
Revenues
Products	$30,126,257	$41,111,420
Services	7,094,853	5,297,497

	$37,221,110	$46,408,917

Revenues
Data Security And Compliance	$20,741,618	$22,013,739
Data Center Hardware	11,100,092	20,035,133
Data Center Maintenance	6,264,981	4,847,885
Intersegment Elimination	(885,581)	(487,840)

Consolidated Total	$37,221,110	$46,408,917

Income (Loss) Before Benefit For
Income Taxes
Data Security And Compliance	$(3,046,216)	$(2,763,369)
Data Center Hardware	(7,208,456)	775,849
Data Center Maintenance	1,222,624	1,259,910

Consolidated Total	$(9,032,048)	$(727,610)

Depreciation And Amortization
Data Security And Compliance	$299,655	$225,516
Data Center Hardware	343,347	397,358
Data Center Maintenance	59,308	62,342

Consolidated Total	$702,310	$685,216

Segment Assets
Data Security And Compliance	$8,592,896	$8,879,411
Data Center Hardware	1,264,945	12,669,721
Data Center Maintenance	3,559,629	2,629,689

Consolidated Total	$13,417,470	$24,178,821

See the accompanying report letter.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	2007	2006
Goodwill
Data Security And Compliance	$—	$—
Data Center Hardware	—	5,154,782
Data Center Maintenance	1,489,621	1,489,621

Consolidated Total	$1,489,621	$6,644,403

Expenditures For Property And
Equipment
Data Security And Compliance	$190,082	$127,087
Data Center Hardware	21,631	16,564
Data Center Maintenance	—	10,077

Consolidated Total	$211,713	$153,728

Company Data By Geographic Segment

The Company operates solely in the United States and has no assets in foreign countries.  All of the Company’s purchases and sales are denominated in US dollars.  The Company had a small call center in India, which closed in 2007.  Foreign currency transaction gains or losses were not material in 2007 or 2006.

For the years ended December 31, 2007 and 2006, export sales comprised 17% and 14%, respectively, of revenue.

Revenue by Geographic Segment comprised:

	2007	2006

United States	$31,028,368	$40,024,087
Asia	1,394,935	1,824,038
Middle East	2,404,862	1,823,709
Europe	478,557	219,608
Africa	593,044	602,447
United Kingdom	485,478	935,473
Canada	556,392	324,056
Australia	—	12,825
South America	279,474	642,674

Consolidated Total	$37,221,110	$46,408,917