Form 10-Q
period 2008-03-31
QSGI INC.
filed 2008-05-14
CIK 27960

As filed with the Securities and Exchange Commission on May 14, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

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

The number of outstanding common shares, par value $.01, of the registrant as of May 1, 2008 was 31,172,716.

i

PART I                       FINANCIAL INFORMATION
Item 1.                       Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets

Current Assets
Cash and cash equivalents	$416,841	$127,723
Accounts receivable, net of reserve of $1,026,824 and $955,599 in 2008 and 2007, respectively	3,518,100	3,853,362
Inventories	6,031,588	6,578,031
Prepaid expenses and other assets	132,190	163,553
Total Current Assets	10,098,719	10,722,669
Property and Equipment, Net	262,200	286,766
Goodwill	1,489,621	1,489,621
Intangibles, Net	430,085	470,348
Other Assets	567,595	448,066

	$12,848,220	$13,417,470

Liabilities And Stockholders’ Equity
Current Liabilities
Revolving line of credit	$3,575,297	$3,754,061
Accounts payable	2,099,110	1,109,940
Accrued expenses	399,136	654,461
Accrued payroll	180,261	88,818
Deferred revenue	389,754	439,865
Other liabilities	200,534	311,610
Total Current Liabilities	6,844,092	6,358,755

Long-Term Deferred Revenue	40,476	142,772
Deferred Income Taxes	27,300	27,300
Total Liabilities	6,911,868	6,528,827

Redeemable Convertible Preferred Stock	4,243,384	4,238,685

Stockholders’ Equity
Preferred shares: Authorized 5,000,000 shares in 2008
and 2007, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2008 and 2007, $0.01 par value; 31,172,716 shares issued and outstanding in 2008 and 2007	311,727	311,727
Additional paid-in capital	14,067,994	14,134,298
Retained earnings (deficit)	(12,686,753)	(11,796,067)
Total Stockholders’ Equity	1,692,968	2,649,958

	$12,848,220	$13,417,470

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Product Revenue	$6,272,283	$7,955,169
Service Revenue	1,933,293	1,438,998
Total Revenue	8,205,576	9,394,167

Cost Of Products Sold	5,963,828	6,174,156
Cost Of Services Sold	670,074	542,929
Total Cost Of Sales	6,633,902	6,717,085

Gross Profit	1,571,674	2,677,082

Selling, General And Administrative Expenses	2,272,068	2,614,896

Depreciation And Amortization	107,387	172,008

Interest Expense, net	56,649	87,839

Loss Before Provision (Benefit) For Income Taxes	(864,430)	(197,661)

Provision (Benefit) For Income Taxes	26,256	(58,819)

Net Loss	(890,686)	(138,842)

Preferred Stock Dividends	(64,324)	(63,616)

Accretion To Redemption Value of Preferred Stock	(4,699)	(4,426)

Net Loss Available to Common Stockholders	$(959,709)	$(206,884)

Net Loss Per Common Share – Basic	$(0.03)	$(0.01)
Net Loss Per Common Share – Diluted	$(0.03)	$(0.01)

Weighted Average Number Of Common Shares Outstanding –Basic	31,172,716	31,172,716
Weighted Average Number Of Common Shares Outstanding –Diluted	31,172,716	31,172,716

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2008
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity

Balance (Deficit) - December 31, 2007	31,172,716	$311,727	$14,134,298	$(11,796,067)	$2,649,958

Stock Option Compensation	–	–	2,719	–	2,719

Preferred Stock Dividends	–	–	(64,324)	–	(64,324)

Accretion To Redemption Value Of Preferred Stock	–	–	(4,699)	–	(4,699)

Net Loss	–	–	–	(890,686)	(890,686)

Balance (Deficit) – March 31, 2008	31,172,716	$311,727	$14,067,994	$(12,686,753)	$1,692,968

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net Loss	$(890,686)	$(138,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,387	172,008
Stock option compensation expense	2,719	3,650
Deferred income taxes	–	(70,986)
Provision for doubtful accounts	90,512	30,000
Changes in assets and liabilities:
Accounts receivable	244,750	2,228,351
Inventories	546,443	(3,247,864)
Prepaid expenses and other assets	(104,444)	(67,263)
Accounts payable and accrued expenses	561,804	1,205,548
Net Cash Provided by Operating Activities	558,485	114,602

Cash Used In Investing Activities
Purchases of property and equipment	(26,279)	(29,575)
Net Cash Used In Investing Activities	(26,279)	(29,575)

Cash Flows From Financing Activities
Payment for financing costs	–	(101,828)
Net amounts borrowed (paid) under revolving lines of credit	(178,764)	380,040
Preferred stock dividends	(64,324)	(63,616)
Net Cash Provided By (Used In) Financing Activities	(243,088)	214,596

Net Increase In Cash And Cash Equivalents	289,118	299,623

Cash And Cash Equivalents – Beginning Of Period	127,723	632,948
Cash And Cash Equivalents – End of Period	$416,841	$932,571

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months ended March 31, 2008 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Basic	31,172,716	31,172,716
Stock options	–	–
Stock warrants	–	–
Redeemable preferred stock	–	–
Diluted	31,172,716	31,172,716

For the three months ended March 31, 2008 and 2007, the Company excluded weighted average common share equivalents related to stock options of 970,740 and 1,073,431, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

3.	Inventories

Inventories at March 31, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$6,025,676	$6,120,473
Inventory in transit	367,912	708,558
Allowance for excess and obsolescence	(362,000)	(251,000)
	$6,031,588	$6,578,031

4.           Financing

On February 6, 2008, Wells Fargo Bank notified the Company that although the Company has performed its monetary obligations pursuant to its credit facility, the Company did not meet certain operating metrics in its credit facility for the fiscal year ended December 31, 2007.   While Wells Fargo Bank has indicated to the Company that such an event constitutes a default under the credit facility, management believes that the Company and the Bank continue to work together in a cooperative and constructive manner.  Wells Fargo Bank has charged the Company a fee of $20,000 for maintaining the existing credit facility and notified the Company that it will amend its borrowing rate to that of the prime rate plus 2.5%.  On May 7, 2008, Wells Fargo Bank notified the Company that it was increasing the interest on the loan to prime plus 4.5% (9.50% at March 31, 2008). Should the Company come back into compliance, interest will be reduced to the prime rate.  Availability on the borrowing base at March 31, 2008 was $525,067.

At March 31, 2008, the Company did not meet certain debt covenants, and continues to be in default.  As the Company is in default under its line-of-credit agreement and the lender has the right to terminate the agreement causing all amounts to become immediately due and payable, the Company is pursuing certain options such as negotiating new terms with the current financial institution or other financial institutions.

To induce Wells Fargo Bank to continue to grant loans, advances and extensions of credit to the Company, the Company has offered to engage a consultant chosen by the Company but acceptable to the Bank to evaluate the Company's business model and report findings and make recommendations with respect to the Company's business.  The Company has advised the Bank that it intends to implement the changes recommended by the consultant.  The Company will bear the expense of the consultant.

5.           Segment Information

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

	Three Months Ended March 31,
	2008	2007

Revenues
Data Security and Compliance	$5,643,836	$4,266,324
Data Center Hardware	883,934	3,807,792
Data Center Maintenance	1,681,181	1,348,180
Intersegment Elimination	(3,375)	(28,129)

Consolidated Total	$8,205,576	$9,394,167

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(1,048,421)	$(726,868)
Data Center Hardware	(360,997)	264,932
Data Center Maintenance	544,988	264,275

Consolidated Total	$(864,430)	$(197,661)

6.          Pending Business Acquisition

On May 7, 2008, the Company announced that it had signed a stock purchase agreement to acquire Contemporary Computer Services, Inc. (CCSI) for $10.6 million plus an additional stock earn out based on CCSI achieving certain performance milestones.  The purchase price for CCSI will be financed primarily through a combination of both senior and seller financing as well as 3.5 million shares of common stock.  In connection with the transaction, the Company anticipates issuing warrants to purchase 12 million shares of common stock at a purchase price of $0.30 per share.

 Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-K for the year ended December 31, 2007.  Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange

Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

	Three Months Ended March 31,
	2008	2007

	%	%
Product Revenue	76.4	84.7
Service Revenue	23.6	15.3
Total Revenue	100.0	100.0
Cost Of Products Sold	72.6	65.7
Cost Of Services Sold	8.2	5.8
Cost Of Products and Services Sold	80.8	71.5
Gross Profit	19.2	28.5
Selling, General And Administrative Expenses	27.7	27.8
Depreciation And Amortization	1.3	1.9
Interest Expense, net	0.7	0.9
Loss Before Benefit For Income Taxes	(10.5)	(2.1)
Provision (Benefit) For Income Taxes	0.3	(0.6)
Net Loss	(10.8)	(1.5)

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenue for the quarter ended March 31, 2008 was $8,205,576 compared to revenue of $9,394,167 for the quarter ended March 31, 2007, an $1,188,591 increase, or 12.7%.   Revenue in our Data Security and Compliance segment increased to $5,643,836 from $4,266,324, a $1,377,512 increase, or 32.3%.  This was primarily the result of an increase in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers increased.  This was coupled with an increase of 177% in our Data Security and Compliance services revenue which increased to $253,812 for the quarter ended March 31, 2008 from $91,718 for the quarter ended March 31, 2007.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.  Revenue in our Data Center Maintenance segment increased to $1,681,181 from $1,348,180, a $333,001 increase, or 24.7%.  This was the result of signing additional service contracts with new and existing customers during 2007 and early 2008 that will continue through 2008.  Revenue in our Data Center Hardware segment during the quarter decreased to $883,934 from $3,807,792, a $2,923,858 decrease, or 76.8%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenue
Products	$6,272,283	$7,955,169
Services	1,933,293	1,438,998
Total Revenue	$8,205,576	$9,394,167

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

Gross profit for the quarter ended March 31, 2008 was $1,571,674 compared to a gross profit of $2,677,082 for the quarter ended March 31, 2007, a $1,105,408 decrease, or 41.3%.  Gross profit for the quarter ended March 31, 2008 decreased over the quarter ended March 31, 2007 as a result of a $1,004,514 decrease in gross profit in our Data Center Hardware segment as well as a $349,869 decrease in gross profit in our Data Security and Compliance segment.  This was offset by a 28.6% increase in gross profit at our Data Center Maintenance segment where gross profit increased to $1,118,421 for the quarter ended March 31, 2008 from $869,446 for the quarter ended March 31, 2007.

Gross margins for the quarter ended March 31, 2008 were 19.2% compared to 28.5% for the quarter ended March 31, 2007.  Gross margins decreased in our Data Security and Compliance segment to 8.1% for the quarter ended March 31, 2008 from 18.9% for the quarter ended March 31, 2007.  Margins decreased as product mix caused total product gross margins to decrease.  Margins within the service portion of this segment increased to 57% for the quarter ended March 31, 2008 from 29% for the quarter ended March 31, 2007 as we had an increase in our higher margin end-user, data auditing, erasure and re-marketing work.  Gross margins decreased in our Data Center Hardware segment for the quarter ended March 31, 2008 to (0.3%) from 26.3% for the quarter ended March 31, 2007. The decrease in gross margin is the result of the onerous restrictions put on us by a major OEM.  Gross margins in our Data Center Maintenance segment increased to 66.5% from 64.5% as the fixed portion of our cost of services is spread over a larger revenue base.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $2,272,068 compared to selling, general and administrative expenses of $2,614,896 for the quarter ended March 31, 2007, a $342,828 decrease, or 13.1%.  This was the result of a decrease of $282,524 in expenses in our Data Center Hardware segment, a decrease of $30,871 in expenses in our Data Security and Compliance segment and a decrease of $29,433 in expenses in our Data Center Maintenance segment as we continued our commitment to reduce expenses company wide.

Depreciation and amortization for the quarter ended March 31, 2008 was $107,387 compared to depreciation and amortization of $172,008 for the quarter ended March 31, 2007, a $64,621 decrease.    This decrease was the mainly the result of less intangible asset amortization during the current quarter.  Intangible assets in our Data Center Hardware segment were impaired and written off at December 31, 2007.

Interest expense for the quarter ended March 31, 2008 was $56,649 compared to interest expense of $87,839 for the quarter ended March 31, 2007, a $31,190 decrease, or 35.5%, commensurate with a decrease in the level of the Company’s borrowings.

The Company did not record a federal tax benefit for the three months ended March 31, 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax expense for the three months ended March 31, 2008.  The Company recorded a federal tax benefit for the three months ended March 31, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended March 31,
	2008	2007

Revenue	$5,643,836	$4,266,324
Gross Profit	455,640	805,509
Selling, General And Administrative Expenses	1,357,261	1,388,132
Depreciation And Amortization	90,151	56,391
Loss Before Benefit For Income Taxes	(1,048,421)	(726,868)

Segment Assets	8,353,345	11,527,892
Goodwill	–	–
Expenditures for Property and Equipment	15,317	22,095

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenue for the quarter ended March 31, 2008 was $5,643,836 compared to revenue of $4,266,324 for the quarter ended March 31, 2007, a $1,377,512 increase, or 32.3%.  This was primarily the result of an increase in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers increased.  This was coupled with an increase of 177% in our Data Security and Compliance services revenue which increased to $253,812 for the quarter ended March 31, 2008 from $91,718 for the quarter ended March 31, 2007.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.

Gross profit for the quarter ended March 31, 2008 was $455,640 compared to gross profit of $805,509 for the quarter ended March 31, 2007, a $349,869 decrease, or 43.4%.  Our gross profit decreased due to the realization of lower margins on our mix of products sold.  Gross margins for the quarter ended March 31, 2008 were 8.1% compared to gross margins of 18.9% for the quarter ended March 31, 2007.  Product mix towards lower margin consumer products caused total gross margins to decrease.  Margins within the service portion of this segment increased to 57% for the quarter ended March 31, 2008 from 29% for the quarter ended March 31, 2007 as we had an increase in our higher margin end-user, data auditing, erasure and re-marketing work.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $1,357,261 compared to selling, general and administrative expenses of $1,388,132 for the quarter ended March 31, 2007, a $30,871 decrease, or 2.2%.  Expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.   The first quarter of 2007 included costs associated with our India call center which we discontinued during 2007.  We made expense reductions toward the end of the first quarter of 2008 that should start to be realized started during the second quarter of 2008.

Depreciation and amortization for the quarter ended March 31, 2008 was $90,151 compared to depreciation and amortization of $56,391 for the quarter ended March 31, 2007, a $33,760 increase.  This increase was the result of one full quarter of depreciation on fixed assets purchased during 2007, and a portion of one quarter for assets purchased during 2008.

Data Center Hardware Segment

	Three Months Ended March 31,
	2008	2007

Revenue	$883,934	$3,807,792
Gross Profit	(2,387)	1,002,127
Selling, General And Administrative Expenses	354,263	636,787
Depreciation And Amortization	4,347	100,422
Income (Loss) Before Benefit For Income Taxes	(360,997)	264,932

Segment Assets	866,573	11,384,809
Goodwill	–	5,154,782
Expenditures for Property and Equipment	10,964	7,480

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenue for the quarter ended March 31, 2008 was $883,934 compared to revenue of $3,807,792 for the quarter ended March 31, 2007, a $2,923,858 decrease, or 76.8%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM.  These restrictions have had an adverse financial impact on the Data Center Hardware segment, as well as the Company, since its inception.

 Gross profit for the quarter ended March 31, 2008 was $(2,387) compared to gross profit of $1,002,127 for the quarter ended March 31, 2007, a $1,004,514 decrease, or 100.2%.  The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $354,263 compared to selling, general and administrative expenses of $636,787 for the quarter ended March 31, 2007, a $282,524 decrease, or 44.4%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the aforementioned OEM policy change.

Depreciation and amortization for the quarter ended March 31, 2008 was $4,347 compared to depreciation and amortization of $100,422 for the quarter ended March 31, 2007, a $96,075 decrease, or 95.7%.  This decrease was the result of the sale of Company assets during the fourth quarter 2007 restructuring.

Data Center Maintenance Segment

	Three Months Ended March 31,
	2008	2007

Revenue	$1,681,181	$1,348,180
Gross Profit	1,118,421	869,446
Selling, General And Administrative Expenses	560,544	589,977
Depreciation And Amortization	12,889	15,195
Income Before Provision For Income Taxes	544,988	264,275

Segment Assets	3,628,302	2,581,915
Goodwill	1,489,621	1,489,621
Expenditures for Property and Equipment	–	–

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenue for the quarter ended March 31, 2008 was $1,681,181 compared to revenue of $1,348,180 for the quarter ended March 31, 2007, a $333,001 increase, or 24.7%.  This was the result of signing additional service contracts with new and existing customers during 2007 and early 2008 that will continue through 2008.  These contracts are generally one to three year terms.

Gross profit for the quarter ended March 31, 2008 was $1,118,421 compared to gross profit of $869,446 for the quarter ended March 31, 2007, a $248,975 increase, or 28.6%.  Our gross profit increased as a result of the addition of new maintenance contracts.  Our gross margin percentage increased to 66.5% for the period ended March 31, 2008 from 64.5% for the quarter ended March 31, 2007. Gross margins increased as the fixed portion of our cost of services is spread over a larger revenue base.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $560,544 compared to selling, general and administrative expenses of $589,977 for the quarter ended March 31, 2007, a $29,433 decrease, or 5.0%.  This was the result of careful review of all expenses as we continue our commitment to reduce expenses.

Depreciation and amortization for the quarter ended March 31, 2008 was $12,889 compared to depreciation and amortization of $15,195 for the quarter ended March 31, 2007, a $2,306 decrease.  This was the result of a sale of Company assets during the fourth quarter of 2007.

Geographic Areas

We operate primarily in the United States and no assets in foreign countries.  However, we sell to and provide data security and compliance services to customers operating in foreign countries.  Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide.  All of our purchases and sales are denominated in US dollars.    There were no foreign currency transaction gains or losses during the three months ended March 31, 2008 and minimal losses during the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended March 31, 2008 was $558,485.  Net cash provided by operating activities in the three months ended March 31, 2007 was $114,602.  Net cash provided by operating activities during the three months ended March 31, 2008 was primarily a result of a decrease in accounts receivable, a decrease in inventories, an increase in accounts payable and accrued expenses offset by a decrease in prepaid expenses and other assets.  Net cash provided by operating activities during the three month period ended March 31, 2007 was primarily as a result of decrease in accounts receivable, an increase in accounts payable and accrued expenses, offset by an increase in inventory, prepaid expenses and other assets.  The decrease in our receivables was mainly attributable to the decrease in revenue in our Data Center Hardware segment.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $26,279 and $29,575, respectively.  Net cash used in investing activities in the three months ended March 31, 2008 and 2007 was for the purchase of fixed assets.

Net cash used in financing activities for the three months ended March 31, 2008 was $243,088.  Net cash provided by financing activities for the three months ended March 31, 2007 was $214,596.  Net cash used in financing activities for the three months ended March 31, 2008 was the result of payments on our revolving line of credit and the payment of dividends.  Net cash provided by financing activities for the three months ended March 31, 2007 was the result of amounts borrowed on the line of credit reduced by dividends and payment for financing costs.

On February 6, 2008, Wells Fargo Bank notified the Company that although the Company has performed its monetary obligations pursuant to its credit facility, the Company did not meet certain operating metrics in its credit facility for the fiscal year ended December 31, 2007.   While Wells Fargo Bank has indicated to the Company that such an event constitutes a default under the credit facility, management believes that the Company and the Bank continue to work together in a cooperative and constructive manner.  Wells Fargo Bank has charged the Company a fee of $20,000 for maintaining the existing credit facility and notified the Company that it will amend its borrowing rate to that of the prime rate plus 2.5%.  On May 7, 2008, Wells Fargo Bank notified the Company that it was increasing the interest on the loan to prime plus 4.5% (9.50% at March 31, 2008). Should the Company come back into compliance, interest will be reduced to the prime rate.

At March 31, 2008, the Company did not meet certain debt covenants, and continues to be in default.  As the Company is in default under its line-of-credit agreement and the lender has the right to terminate the agreement causing all amounts to become immediately due and payable, the Company is pursuing certain options such as negotiating new terms with the current financial institution or other financial institutions.

To induce Wells Fargo Bank to continue to grant loans, advances and extensions of credit to the Company, the Company has offered to engage a consultant chosen by the Company but acceptable to the Bank to evaluate the Company's business model and report findings and make recommendations with respect to the Company's business.  The Company has advised the Bank that it intends to implement the changes recommended by the consultant.  The Company will bear the expense of the consultant.

On May 7, 2008, the Company announced that it had signed a stock purchase agreement to acquire Contemporary Computer Services, Inc. (CCSI) for $10.6 million plus an additional stock earn out based on CCSI achieving certain performance milestones.  The purchase price for CCSI will be financed primarily through a combination of both senior and seller financing as well as 3.5 million shares of common stock.  In connection with the transaction, the Company anticipates issuing warrants to purchase 12 million shares of common stock at a purchase price of $0.30 per share.

We believe that the anticipated cash flow from the acquisition will be sufficient to pay for the additional debt service.  Excess cash flow from CCSI after paying for the debt service, cash flow from current operations and current financing arrangements with Wells Fargo Bank, together with anticipated proceeds from the exercise of stock options and warrants, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2008 and 2007 and do not expect any in the remainder of fiscal 2008.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Our efforts to strengthen financial and internal controls continue. At December 31, 2007, our Board of Directors were advised by our accountants that during their performance of the audit for the year ended December 31, 2007, two material weaknesses were identified in our internal control over financial reporting.  One material weakness in the Company's internal controls that existed was an ineffective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief

Financial Officer reviewed and have signed off on the recommended allowance for doubtful accounts as of March 31, 2008, and will continue this practice on a quarterly basis.

  The second material weakness in the Company's internal controls that existed was an ineffective control relating to goodwill and intangible impairment analysis and the monitoring of the recording of appropriate reserves for income taxes.  The Company uses an outside firm to calculate the value of goodwill and intangible assets and an outside firm to calculate the appropriate amount of income taxes for the year.  During the second quarter of 2008, management intends to remediate this weakness by establishing written procedures concerning complex accounting issues, additional employee training and changing the process by which these calculations are done.

As of March 31, 2008, in light of the above, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded these controls are not effective.

Changes in internal control over financial reporting

During the period covered by this report, there was a change in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.  At December 31, 2007, our Board of Directors were advised by our accountants that a material weakness in the Company's internal controls exists in that there is not an effective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief Financial Officer have signed off on the recommended allowance for doubtful accounts as of March 31, 2008, and will continue this practice on a quarterly basis.

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

Item 1A.   Risk Factors

Reference is made to the factors set forth under the "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

QSGI INC. Inc. (Registrant)
Dated: May 14, 2008	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

Dated: May 14, 2008	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
10.8	Employment and Non-Compete Agreement – Joel Owens
10.9**	Employment and Non-Compete Agreement – Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.

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