Form 10-Q
period 2008-06-30
QSGI INC.
filed 2008-08-14
CIK 27960

As filed with the Securities and Exchange Commission on August 14, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 001-32620

QSGI INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-2599131 (I.R.S. Employer Identification No.)

400 Royal Palm Way, Palm Beach, FL  33480
(Address of Principal Executive Offices)

(561) 835-9757
(Registrants' Telephone Number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer   [ ]                                                              Accelerated filer    [ ]                                        Non- accelerated filer   [ ]
Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of outstanding common shares, par value $.01, of the registrant as of August 1, 2008 was 45,797,716.

i

PART I             FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets

Current Assets
Cash and cash equivalents	$141,682	$127,723
Accounts receivable, net of reserve of $1,070,280 and $955,599 in 2008 and 2007, respectively	2,028,068	3,853,362
Inventories	5,604,347	6,578,031
Prepaid expenses and other assets	134,213	163,553
Total Current Assets	7,908,310	10,722,669
Property and Equipment, Net	260,575	286,766
Goodwill	1,489,621	1,489,621
Intangibles, Net	389,822	470,348
Other Assets	549,113	448,066

	$10,597,441	$13,417,470

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities
Revolving line of credit, net of original issue discount	$3,142,273	$3,754,061
Accounts payable	1,934,054	1,109,940
Accrued expenses	614,922	654,461
Accrued payroll	78,564	88,818
Deferred revenue	269,352	439,865
Other liabilities	259,229	311,610
Total Current Liabilities	6,298,394	6,358,755

Long-Term Deferred Revenue	27,650	142,772
Deferred Income Taxes	27,300	27,300
Total Liabilities	6,353,344	6,528,827

Redeemable Convertible Preferred Stock	4,248,154	4,238,685

Stockholders’ Equity (Deficit)
Preferred shares: Authorized 5,000,000 shares in 2008
and 2007, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2008 and 2007, $0.01 par value; 45,797,716 shares issued and outstanding in 2008, of which 13,500,000 shares were contingent acquisition shares held in escrow; 31,172,716 shares issued and outstanding in 2007	322,977	311,727
Additional paid-in capital	14,204,120	14,134,298
Retained earnings (deficit)	(14,531,154)	(11,796,067)
Total Stockholders’ Equity (Deficit)	(4,057)	2,649,958

	$10,597,441	$13,417,470

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Product Revenue	$4,113,245	$7,951,514	$10,388,427	$15,906,683
Service Revenue	1,983,994	1,713,675	3,914,387	3,152,673
Total Revenue	6,097,239	9,665,189	14,302,814	19,059,356

Cost Of Products Sold	4,354,773	6,538,501	10,310,239	12,712,657
Cost Of Services Sold	683,417	633,072	1,361,853	1,176,001
Total Cost Of Sales	5,038,190	7,171,573	11,672,092	13,888,658

Gross Profit	1,059,049	2,493,616	2,630,722	5,170,698

Selling, General And Administrative Expenses	2,486,812	2,378,407	4,758,880	4,993,303

Depreciation And Amortization	208,334	167,709	315,720	339,717

Interest Expense, net	199,792	43,353	256,442	131,192

Loss Before Provision (Benefit) For Income Taxes	(1,835,889)	(95,853)	(2,700,320)	(293,514)

Provision (Benefit) For Income Taxes	8,511	(19,294)	34,767	(78,113)

Net Loss	(1,844,400)	(76,559)	(2,735,087)	(215,401)

Preferred Stock Dividends	64,323	64,323	128,648	127,939

Accretion To Redemption Value of Preferred Stock	4,769	4,493	9,468	8,918

Net Loss Available to Common Stockholders	$(1,913,492)	$(145,375)	$(2,873,203)	$(352,258)

Net Loss Per Common Share – Basic	$(0.06)	$0.00	$(0.09)	$(0.01)
Net Loss Per Common Share – Diluted	$(0.06)	$0.00	$(0.09)	$(0.01)

Weighted Average Number Of Common Shares Outstanding –Basic	31,469,419	31,172,716	31,321,068	31,172,716
Weighted Average Number Of Common Shares Outstanding –Diluted	31,469,419	31,172,716	31,321,068	31,172,716

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Six Months Ended June 30, 2008
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity (Deficit)

Balance (Deficit) - December 31, 2007	31,172,716	$311,727	$14,134,298	$(11,796,067)	$2,649,958

Stock Option Compensation	–	–	5,438	–	5,438

Stock issued for Financing	1,125,000	11,250	202,500		213,750

Preferred Stock Dividends	–	–	(128,648)	–	(128,648)

Accretion To Redemption Value Of Preferred Stock	–	–	(9,468)	–	(9,468)

Net Loss	–	–	–	(2,735,087)	(2,735,087)

Balance (Deficit) – June 30, 2008	32,297,716	$322,977	$14,204,120	$(14,531,154)	$(4,057)

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities
Net Loss	$(2,735,087)	$(215,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	315,720	339,717
Non-cash interest expense	16,208
Stock option compensation expense	5,438	7,300
Deferred income taxes	–	(99,170)
Provision for doubtful accounts	194,176	(11,212)
Changes in assets and liabilities:
Accounts receivable	1,631,119	1,551,129
Inventories	973,684	(2,509,350)
Prepaid expenses and other assets	(183,988)	103,347
Accounts payable and accrued expenses	436,304	(454,471)
Net Cash Provided by (Used in) Operating Activities	653,574	(1,288,111)

Cash Used In Investing Activities
Purchases of property and equipment	(71,107)	(85,649)
Net Cash Used In Investing Activities	(71,107)	(85,649)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	(142,827)
Net amounts borrowed under current revolving lines of credit, net of OID	3,339,815	–
Net amounts borrowed (paid) under previous revolving lines of credit	(3,754,061)	1,872,345
Preferred stock dividends	(128,648)	(127,939)
Net Cash Provided By (Used In) Financing Activities	(568,508)	1,601,579

Net Increase In Cash And Cash Equivalents	13,959	227,819

Cash And Cash Equivalents – Beginning Of Period	127,723	632,948
Cash And Cash Equivalents – End of Period	$141,682	$860,767

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and six months ended June 30, 2008 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We are a reseller of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts to companies.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	31,469,419	31,172,716	31,321,068	31,172,716
Stock options	–	–	–	–
Stock warrants	–	–	–	–
Redeemable preferred stock	–	–	–	–
Diluted	31,469,419	31,172,716	31,321,068	31,172,716

For the three months ended June 30, 2008 and 2007, the Company excluded weighted average common share equivalents related to stock options of 1,898,479 and 1,027,505, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

For the six months ended June 30, 2008 and 2007, the Company excluded weighted average common share equivalents related to stock options of 1,922,259 and 1,033,319, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

At June 30, 2008, there were also 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services and 10,000,000 are being held in escrow to be released based on Contemporary Computer Services achieving certain performance milestones or returned to treasury if such milestones are not reached.

3.	Inventories

Inventories at June 30, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$6,168,596	$6,120,473
Inventory in transit	27,751	708,558
Allowance for excess and obsolescence	(592,000)	(251,000)
	$5,604,347	$6,578,031

4.           Financing

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 42.5% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  Until the satisfaction of all Post-Closing Items, the interest rate charged is fifteen percent (15%) per annum.  The Post-Closing Items consist of certain documentation requirements, as well as the closing of the CCSI acquisition.  As of June 30, 2008, the Company was paying fifteen percent (15%) per annum.  Commencing October 31, 2008, there are certain monthly financial ratios that need to be met.  The Company was in compliance with its loan agreement and had borrowed the maximum amount under its borrowing base at June 30, 2008.

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the three months ended June 30, 2008, the Company recognized $16,208 of interest expense related to the original issue discount, and has $470,042 remaining to be recognized.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At June 30, 2008, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount will be recorded as additional debt issuance costs in July 2008.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Data Security and Compliance	$3,800,850	$4,885,902	$9,444,686	$9,152,226
Data Center Hardware	158,864	3,304,785	1,042,797	7,112,577
Data Center Maintenance	2,288,272	1,493,901	3,969,453	2,842,082
Intersegment Elimination	(150,747)	(19,399)	(154,122)	(47,529)

Consolidated Total	$6,097,239	$9,665,189	$14,302,814	$19,059,356

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(1,461,353)	$(459,303)	$(2,509,776)	$(1,186,171)
Data Center Hardware	(511,031)	95,087	(872,028)	360,019
Data Center Maintenance	136,495	268,363	681,484	532,638

Consolidated Total	$(1,835,889)	$(95,853)	$(2,700,320)	$(293,514)

6.          Business Acquisition

On July 8, 2008, the Company completed of the acquisition of Contemporary Computer Service, Inc. for $10.6 million plus an additional stock earn out of up to an additional 10 million shares of common stock based on achieving certain performance milestones. The $10.6 million purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $595,000, based upon the market price for QSGI's common stock as of July 6, 2008, the date immediately prior to the closing date, senior bank and seller financing in the amount of $10 million dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	%	%	%	%
Product Revenue	67.5	82.3	72.6	83.5
Service Revenue	32.5	17.7	27.4	16.5
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	71.4	67.7	72.1	66.7
Cost Of Services Sold	11.2	6.5	9.5	6.2
Cost Of Products and Services Sold	82.6	74.2	81.6	72.9
Gross Profit	17.4	25.8	18.4	27.1
Selling, General And Administrative Expenses	40.8	24.6	33.3	26.2
Depreciation And Amortization	3.4	1.7	2.2	1.8
Interest Expense, net	3.3	0.4	1.8	0.6
Loss Before Benefit For Income Taxes	(30.1)	(2.1)	(18.9)	(1.5)
Provision (Benefit) For Income Taxes	0.1	(0.1)	0.2	(0.4)
Net Loss	(30.2)	(0.8)	(19.1)	(1.1)

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenue for the quarter ended June 30, 2008 was $6,097,239 compared to revenue of $9,665,189 for the quarter ended June 30, 2007, a $3,567,950 decrease, or 36.9%.   Revenue in our Data Security and Compliance segment decreased to $3,800,850 from $4,885,902, a $1,085,052 decrease, or 22.2%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers decreased.  This was balanced by a steady flow from additional corporate customers utilizing our full suite of services where fee based revenues increased 7% to $243,000 from $227,000 in 2007.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.  Revenue in our Data Center Maintenance segment increased to $2,288,272 from $1,493,901, a $794,371 increase, or 53.2%.  The revenue for the quarter included product revenue of $547,341 as we began to sell product to support our maintenance customers.  Excluding the product revenue, our service revenue increased 16.5% to $1,740,931 from $1,493,902 as we signed additional service contracts with new and existing customers.  These contracts are generally one to three year terms.  Revenue in our Data Center Hardware segment during the quarter decreased to $158,864 from $3,304,785, a $3,145,921 decrease, or 95.1%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Revenue
Products	$ 4,113,245	$ 7,951,514
Services	1,983,994	1,713,675
Total Revenue	$ 6,097,239	$ 9,665,189

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

Gross profit for the quarter ended June 30, 2008 was $1,059,049 compared to a gross profit of $2,493,616 for the quarter ended June 30, 2007, a $1,434,567 decrease, or 57.5%.  Gross profit for the quarter ended June 30, 2008 decreased over the quarter ended June 30, 2007 as a result of a $1,004,514 decrease in gross profit in our Data Center Hardware segment as well as a $436,949 decrease in gross profit in our Data Security and Compliance segment.  This was offset by a 14.4% increase in gross profit at our Data Center Maintenance segment where gross profit increased to $1,071,027 for the quarter ended June 30, 2008 from $935,965 for the quarter ended June 30, 2007.

Gross margins for the quarter ended June 30, 2008 were 17.4% compared to 25.8% for the quarter ended June 30, 2007.  Gross margins decreased in our Data Security and Compliance segment to 7.0% for the quarter ended June 30, 2008 from 14.4% for the quarter ended June 30, 2007.  Margins decreased as semi-fixed cost of goods sold expenses increased due to the costs incurred in the operation of our internet business coupled with lower revenues which resulted in lower available gross profit dollars.  Gross margins decreased in our Data Center Hardware segment for the quarter ended June 30, 2008 to (175.5%) from 25.8% for the quarter ended June 30, 2007. The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  As a result, we have increased the inventory reserve by $155,000.  We were also forced to sell some product at a loss.  This along with the increased reserve resulted in the negative gross margin. Gross margins in our Data Center Maintenance segment decreased to 46.8% from 62.7%.  The gross profit percentage decreased as a result of our beginning to sell product out of this segment to support our maintenance customers.  Without the sale of product sale, the gross profit percentage was 61.3% for the quarter ended June 30, 2008 as compared to 62.7% for the quarter ended June 30, 2007 as we added additional technical personnel to handle new customers.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $2,486,812 compared to selling, general and administrative expenses of $2,378,407 for the quarter ended June 30, 2007, a $108,405 increase, or 4.6%.  This was the result of a decrease of $437,294 in expenses in our Data Center Hardware segment, an increase of $276,507 in expenses in our Data Security and Compliance segment and an increase of $269,191 in expenses in our Data Center Maintenance segment.  During the quarter, we incurred non-recurring expenses of approximately $215,000 relating to the fees paid to our former lenders, and consultants and attorneys while in default of the prior loan agreement.

Depreciation and amortization for the quarter ended June 30, 2008 was $208,334 compared to depreciation and amortization of $167,709 for the quarter ended June 30, 2007, a $40,625 increase.    This increase was the mainly the result of the write-off of deferred loan costs associated with changing lenders offset by less intangible asset amortization during the current quarter.  Intangible assets in our Data Center Hardware segment were impaired and written off at December 31, 2007.

Interest expense for the quarter ended June 30, 2008 was $199,792 compared to interest expense of $43,353 for the quarter ended June 30, 2007, a $140,231 increase, or 360.8%, commensurate with an increase in the rate of interest charged on the Company’s borrowings and the amortization of $16,208 in original issue discount on the new loan agreement.

The Company did not record a federal tax benefit for the three months ended June 30, 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax expense for the three months ended June 30, 2008.  The Company recorded a federal tax benefit for the three months ended June 30, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $14,302,814 compared to revenue of $19,059,356 for the six months ended June 30, 2007, a $4,756,542 decrease, or 25.0%.   Revenue in our Data Security and Compliance segment increased to $9,444,686 from $9,152,226, a $292,460 increase, or 3.2%.  This was primarily the result of a 56% increase in our year to date service revenue, which increased from $319,000 to $497,000 and an increase in our remarketing revenue.  The increase in service revenue was the result of additional corporate customers utilizing our full suite of services.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.  Revenue in our Data Center Maintenance segment increased to $3,969,453 from $2,842,082, a $1,127,371 increase, or 39.7%.  The revenue for the six months included product revenue of $547,341 as we began to sell product in the second quarter to support our maintenance customers.  Excluding the product revenue, our service revenue increased 20.4% to $3,422,112 from $2,842,082 as we signed additional service contracts with new and existing customers.  Revenue in our Data Center Hardware segment during the six months decreased to $1,042,798 from $7,112,577, a $6,069,779 decrease, or 85.3%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Revenue
Products	$ 10,388,427	$ 15,906,683
Services	3,914,387	3,152,673
Total Revenue	$ 14,302,814	$ 19,059,356

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

Gross profit for the six months ended June 30, 2008 was $2,630,722 compared to a gross profit of $5,170,698 for the six months ended June 30, 2007, a $2,539,976 decrease, or 49.1%.  Gross profit for the six months ended June 30, 2008 decreased over the six months ended June 30, 2007 as a result of a $2,137,195 decrease in gross profit in our Data Center Hardware segment as well as a $786,818 decrease in gross profit in our Data Security and Compliance segment.  This was offset by a 21.3% increase in gross profit at our Data Center Maintenance segment where gross profit increased to $2,198,448 for the six months ended June 30, 2008 from $1,805,411 for the six months ended June 30, 2007.

Gross margins for the six months ended June 30, 2008 were 18.4% compared to 27.1% for the six months ended June 30, 2007.  Gross margins decreased in our Data Security and Compliance segment to 7.7% for the six months ended June 30, 2008 from 16.5% for the six months ended June 30, 2007.  Margins decreased as semi-fixed cost of goods sold expenses increased due to the costs incurred in the operation of our internet business.  Gross margins decreased in our Data Center Hardware segment for the six months ended June 30, 2008 to (27.0%) from 26.1% for the six months ended June 30, 2007. The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  As a result, we have increased the inventory reserve by $191,000.  We were also forced to sell some product at a loss.  This along with the increased reserve resulted in the negative gross margin.  Gross margins in our Data Center Maintenance segment decreased to 55.2% from 63.5%.  This decrease was the result of our beginning to sell product during the second quarter of 2008 to support our maintenance customers.  Without the sale of product, the gross profit percentage for the six months ended June 30, 2008 was 63.8% as compared to 63.5% for the six months ended June 30, 2007.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $4,758,880 compared to selling, general and administrative expenses of $4,993,303 for the six months ended June 30, 2007, a $234,423 decrease, or 4.7%.  This was the result of a decrease of $437,294 in expenses in our Data Center Hardware segment, an increase of $276,507 in expenses in our Data Security and Compliance segment and an increase of $269,191 in expenses in our Data Center Maintenance segment.  During the quarter ended June 30, 2008, we incurred non-recurring expenses of approximately $215,000 relating to the fees paid to our former lenders, and consultants and attorneys while in default of the prior loan agreement and incurred additional employee related expenses and more customer contact and visits in our Data Center Maintenance segment.

Depreciation and amortization for the six months ended June 30, 2008 was $315,720 compared to depreciation and amortization of $339,717 for the six months ended June 30, 2007, a $23,997 decrease.    This decrease included the write-off of deferred loan costs associated with changing lenders offset by less intangible asset amortization.  Intangible assets in our Data Center Hardware segment were impaired and written off at December 31, 2007.

Interest expense for the six months ended June 30, 2008 was $256,442 compared to interest expense of $131,192 for the six months ended June 30, 2007, a $125,250 increase, or 95.5%, commensurate with an increase in the rate of interest charged on the Company’s borrowings and the amortization of $16,208 in original issue discount on the new loan agreement.

The Company did not record a federal tax benefit for the six months ended June 30, 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax expense for the six months ended June 30, 2008.  The Company recorded a federal tax benefit for the six months ended June 30, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

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

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$3,800,850	$4,885,902	$9,444,686	$9,152,226
Gross Profit	266,789	703,738	722,429	1,509,247
Selling, General And Administrative Expenses	1,337,045	1,060,538	2,694,307	2,448,670
Depreciation And Amortization	191,305	59,150	281,456	115,541
Loss Before Benefit For Income Taxes	(1,461,353)	(459,303)	(2,509,776)	(1,186,171)

Segment Assets	6,882,579	10,141,098	6,882,579	10,141,098
Goodwill	–	–	–	–
Expenditures for Property and Equipment	42,611	45,196	57,928	72,442

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenue for the quarter ended June 30, 2008 was $3,800,850 compared to revenue of $4,885,902 for the quarter ended June 30, 2007, a $1,085,052 decrease, or 22.2%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product available for purchase from our suppliers decreased.  This was balanced by a steady flow from additional corporate customers utilizing our full suite of services where fee based revenues increased 7% to $243,000 from $227,000 in 2007.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.

Gross profit for the quarter ended June 30, 2008 was $266,789 compared to gross profit of $703,738 for the quarter ended June 30, 2007, a $436,949 decrease, or 62.1%.  Our gross profit decreased due to the decrease in revenues.  Gross margins for the quarter ended June 30, 2008 were 7.0% compared to gross margins of 14.4% for the quarter ended June 30, 2007.  Margins decreased as semi-fixed cost of goods sold expenses increased due to the costs incurred in the operation of our internet business and a non-cash increase in our inventory reserve of $60,000 coupled with lower available gross profit dollars to offset these increases.  Margins within the service portion of this segment increased to 57% for the quarter ended June 30, 2008 from 29% for the quarter ended June 30, 2007 as we had an increase in our higher margin end-user, data auditing, erasure and re-marketing work.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $1,337,045 compared to selling, general and administrative expenses of $1,060,538 for the quarter ended June 30, 2007, a $276,507 increase, or 26.1%.  During the quarter ended June 30, 2008, we incurred non-recurring expenses of approximately $215,000 relating to the changing of our bank line.  Excluding these expenses, our total expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.

Depreciation and amortization for the quarter ended June 30, 2008 was $191,305 compared to depreciation and amortization of $59,150 for the quarter ended June 30, 2007, a $132,155 increase.  This increase included the write-off of deferred loan costs associated with changing lenders.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $9,444,686 compared to revenue of $9,152,226 for the six months ended June 30, 2007, a $292,460 increase, or 3.2%.  This was primarily the result of a 56% increase in our year to date service revenue, which increased from $319,000 to $497,000 and an increase in our remarketing revenue.  The increase in service revenue was the result of additional corporate customers utilizing our full suite of services.  We anticipate that future quarter's service revenue should continue to increase as a result of the client relationships we continue to build.

Gross profit for the six months ended June 30, 2008 was $722,429 compared to gross profit of $1,509,247 for the six months ended June 30, 2007, a $786,818 decrease, or 52.1%.  Our gross profit decreased due to a decrease in margins.  Gross margins for the six months ended June 30, 2008 were 7.6% compared to gross margins of 16.5% for the six months ended June 30, 2007.  Margins decreased as semi-fixed cost of goods sold expenses increased due to the costs incurred in the operation of our internet business and a non-cash increase in our inventory reserves of $120,000.  Margins within the service portion of this segment increased to 75% for the six months ended June 30, 2008 from 54% for the six months ended June 30, 2007 as we had an increase in our higher margin end-user, data auditing, erasure and re-marketing work.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $2,694,307 compared to selling, general and administrative expenses of $2,448,670 for the six months ended June 30, 2007, a $245,637 increase, or 10.0%.  During the six months ended June 30, 2008, we incurred non-recurring expenses of approximately $215,000 relating to the changing of our bank line.  Excluding these expenses, our total expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.

Depreciation and amortization for the six months ended June 30, 2008 was $281,456 compared to depreciation and amortization of $115,541 for the six months ended June 30, 2007, a $165,915 increase.  This increase included the write-off of deferred loan costs associated with changing lenders.

Data Center Hardware Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$158,864	$3,304,785	$1,042,798	$7,112,577
Gross Profit	(278,768)	853,917	(281,155)	1,856,040
Selling, General And Administrative Expenses	228,157	665,451	582,420	1,302,238
Depreciation And Amortization	4,106	93,376	8,453	193,798
Income (Loss) Before Benefit For Income Taxes	(511,031)	264,932	(872,028)	360,019

Segment Assets	929,946	11,384,809	929,946	12,057,077
Goodwill	–	5,154,782	–	5,154,782
Expenditures for Property and Equipment	543	7,480	11,507	13,207

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenue for the quarter ended June 30, 2008 was $158,864 compared to revenue of $3,304,785 for the quarter ended June 30, 2007, a $3,145,921 decrease, or 95.2%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

 Gross profit for the quarter ended June 30, 2008 was $(278,768) compared to gross profit of $853,917 for the quarter ended June 30, 2007, a $1,132,685 decrease, or 132.7%.  The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $228,157 compared to selling, general and administrative expenses of $665,451 for the quarter ended June 30, 2007, a $437,294 decrease, or 65.7%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the aforementioned OEM policy change.

Depreciation and amortization for the quarter ended June 30, 2008 was $4,106 compared to depreciation and amortization of $93,376 for the quarter ended June 30, 2007, an $89,270 decrease, or 95.6%.  This decrease was the result of the sale of Company assets during the fourth quarter 2007 restructuring and the reduction in intangible assets that were impaired and written off at December 31, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $1,042,798 compared to revenue of $7,112,577 for the six months ended June 30, 2007, a $6,069,779 decrease, or 85.3%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

 Gross profit for the six months ended June 30, 2008 was $(281,155) compared to gross profit of $1,856,040 for the six months ended June 30, 2007, a $2,137,195 decrease, or 115.1%.  The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $582,420 compared to selling, general and administrative expenses of $1,302,238 for the six months ended June 30, 2007, a $719,818 decrease, or 55.3%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the aforementioned OEM policy change.

Depreciation and amortization for the six months ended June 30, 2008 was $8,453 compared to depreciation and amortization of $193,798 for the six months ended June 30, 2007, an $185,345 decrease, or 95.6%.  This decrease was the result of the sale of Company assets during the fourth quarter 2007 restructuring and the reduction in intangible assets that were impaired and written off at December 31, 2007.

Data Center Maintenance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$2,288,272	$1,493,901	$3,969,453	$2,842,082
Gross Profit	1,071,027	935,965	2,189,448	1,805,411
Selling, General And Administrative Expenses	921,609	652,418	1,482,153	1,242,395
Depreciation And Amortization	12,922	15,183	25,811	30,378
Income Before Provision For Income Taxes	136,496	268,363	681,484	532,638

Segment Assets	2,784,916	2,963,312	2,784,916	2,963,312
Goodwill	1,489,621	1,489,621	1,489,621	1,489,621
Expenditures for Property and Equipment	1,675	–	1,675	–

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenue for the quarter ended June 30, 2008 was $2,288,272 compared to revenue of $1,493,901 for the quarter ended June 30, 2007, a $794,371 increase, or 53.2%.  The revenue for the quarter included product revenue of $547,341 as we increased our selling of product to support our maintenance customers and had several intercompany sales.  Excluding the product revenue, our service revenue increased 16.5% to $1,740,931 from $1,493,901 as we signed additional service contracts with new and existing customers.  These contracts are generally one to three year terms.

Gross profit for the quarter ended June 30, 2008 was $1,071,027 compared to gross profit of $935,965 for the quarter ended June 30, 2007, a $135,062 increase, or 14.4%.  Our gross profit increased as a result of the addition of new maintenance contracts.  Gross margins decreased to 46.8% from 62.7%.  Gross margins decreased as a result of our beginning to sell product out of this segment to support our maintenance customers.  Without the sale of product sale, the gross profit percentage was 61.3% for the quarter ended June 30, 2008 as compared to 62.7% for the quarter ended June 30, 2007 as we added additional technical personnel to handle new customers.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $921,609 compared to selling, general and administrative expenses of $652,418 for the quarter ended June 30, 2007, a $269,191 increase, or 41.3%.  This was the result of an increase in the allocation of the corporate overhead charge and an increase in payroll and payroll related expenses.

Depreciation and amortization for the quarter ended June 30, 2008 was $12,922 compared to depreciation and amortization of $15,183 for the quarter ended June 30, 2007, a $2,261 decrease.  This was the result of a sale of Company assets during the fourth quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $3,969,453 compared to revenue of $2,842,082 for the six months ended June 30, 2007, a $1,127,371 increase, or 39.7%.  The revenue for the six months included product revenue of $550,241 as we increased our selling of product to support our maintenance customers and had several intercompany sales.  Excluding the product revenue, our service revenue increased 20.3% to $3,419,212 from $2,842,082 as we signed additional service contracts with new and existing customers.  These contracts are generally one to three year terms.

Gross profit for the six months ended June 30, 2008 was $2,189,448 compared to gross profit of $1,805,411 for the six months ended June 30, 2007, a $384,037 increase, or 21.3%.  Our gross profit increased as a result of the addition of new maintenance contracts.  Gross margins decreased to 55.2% for the six months ended June 30, 2008 from 63.5% for the six months ended June 30, 2007.  This decrease was the result of our beginning to sell product to support our maintenance customers.  Without the sale of product, the gross profit percentage for the six months ended June 30, 2008 was 63.8% as compared to 63.5% for the six months ended June 30, 2007.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $1,482,153 compared to selling, general and administrative expenses of $1,242,395 for the six months ended June 30, 2007, a $239,758 increase, or 19.3%.  This was the result of an increase in the allocation of the corporate overhead charge and an increase in payroll and payroll related expenses.

Depreciation and amortization for the six months ended June 30, 2008 was $25,811 compared to depreciation and amortization of $30,378 for the six months ended June 30, 2007, a $4,567 decrease.  This was the result of a sale of Company assets during the fourth quarter of 2007.

Geographic Areas

We operate primarily in the United States with no assets in foreign countries.  However, we sell to and provide data security and compliance services to customers operating in foreign countries.  Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide.  All of our purchases and sales are denominated in US dollars.  There were no foreign currency transaction gains or losses during the six months ended June 30, 2008 and minimal losses during the six months ended June 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended June 30, 2008 was $653,574.  Net cash used in operating activities in the six months ended June 30, 2007 was $1,288,111.  Net cash provided by operating activities during the six months ended June 30, 2008 was primarily a result of a decrease in accounts receivable, a decrease in inventories, an increase in accounts payable and accrued expenses offset by a decrease in prepaid expenses and other assets and a net loss.  Net cash used in operating activities during the six month period ended June 30, 2007 was primarily as a result of a net loss, an increase in inventories, a decrease in accounts payable and accrued expenses and a decrease in accounts receivable.  The decrease in our receivables was mainly attributable to the decrease in revenue in our Data Center Hardware segment and at our Data Security and Compliance segment coupled with tighter credit controls resulting in better collections.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $71,107 and $85,649, respectively.  Net cash used in investing activities in the six months ended June 30, 2008 and 2007 was for the purchase of fixed assets.

Net cash used in financing activities for the six months ended June 30, 2008 was $568,508.  Net cash provided by financing activities for the six months ended June 30, 2007 was $1,601,579.  Net cash used in financing activities for the six months ended June 30, 2008 was the result of paying off our previous revolving line of credit, the payment of financing costs and the payment of dividends offset by borrowing under our current revolving line of credit.  Net cash provided by financing activities for the six months ended June 30, 2007 was from borrowings under our revolving line of credit offset by dividends paid on our preferred stock and the payments for financing costs for our new line of credit with Wells Fargo Bank.

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 42.5% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  There was certain supporting documentation that was to be available at closing, which was not.  Additionally, the CCSI acquisition was to be completed within 10 days of the closing.  Until the satisfaction of these conditions, the interest rate charged was fifteen percent (15%).  Commencing October 31, 2008, there are certain monthly financial ratios that need to be met.  As of June 30, 2008, the Company was paying fifteen percent (15%).  At June 30, 2008, the Company was in compliance with its loan agreement.

On July 8, 2008, the Company completed of the acquisition of Contemporary Computer Service, Inc. for $10.6 million plus an additional stock earn out of up to an additional 10 million shares of common stock based on achieving certain performance milestones. The $10.6 million purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $595,000, based upon the market price for QSGI's common stock as of July 6, 2008, the date immediately prior to the closing date, senior bank and seller financing in the amount of $10 million dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share.

At June 30, 2008, we have no more borrowing capacity under our current line of credit.  As a result of the acquisition, we have incurred additional debt and will incur additional interest expense.  We believe that the anticipated cash flow from the acquisition will be sufficient to pay for the additional debt service.  We believe that any excess cash flow from CCSI after paying for the debt service, cash flow from current operations and current financing arrangements with Victory Park Capital, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.  However, if we cannot fund current debt and expenses, we will have to cut expenses so that we can meet our obligations.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended June 30, 2008 and 2007 and do not expect any in the remainder of fiscal 2008.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3                                Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Our efforts to strengthen financial and internal controls continue. At December 31, 2007, our Board of Directors were advised by our accountants that during their performance of the audit for the year ended December 31, 2007, two material weaknesses were identified in our internal control over financial reporting.  One material weakness in the Company's internal controls that existed was an ineffective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief Financial Officer reviewed and have signed off on the recommended allowance for doubtful accounts as of June 30, 2008, and will continue this practice on a quarterly basis.

  The second material weakness in the Company's internal controls that existed was an ineffective control relating to goodwill and intangible impairment analysis and the monitoring of the recording of appropriate reserves for income taxes.  The Company uses an outside firm to calculate the value of goodwill and intangible assets and an outside firm to calculate the appropriate amount of income taxes for the year.  During the third quarter of 2008, management intends to remediate this weakness by establishing written procedures concerning complex accounting issues, additional employee training and changing the process by which these calculations are done.

As of June 30, 2008, in light of the above, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded these controls are not effective.

Changes in internal control over financial reporting

During the period covered by this report, there was a change in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.  At December 31, 2007, our Board of Directors were advised by our accountants that a material weakness in the Company's internal controls exists in that there is not an effective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief Financial Officer have signed off on the recommended allowance for doubtful accounts as of June 30, 2008, and will continue this practice on a quarterly basis.

Part II – OTHER INFORMATION

Item 1.                          Legal Proceedings

Currently the Company is not party to legal proceedings; however, from time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company.

From time to time the Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.

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

QSGI INC. Inc. (Registrant)
Dated: August 14, 2008	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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