Form 10-Q
period 2008-09-30
QSGI INC.
filed 2008-11-14
CIK 27960

As filed with the Securities and Exchange Commission on November 14, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

The number of outstanding common shares, par value $.01, of the registrant as of October 1, 2008 was 45,797,716.

QSGI INC.

i

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$435,210	$127,723
Accounts receivable, net of reserve of $1,000,510 and $955,599 in 2008 and 2007, respectively	3,391,883	3,853,362
Inventories	5,333,508	6,578,031
Prepaid expenses and other assets	260,356	163,553
Total Current Assets	9,420,957	10,722,669
Property and Equipment, Net	808,967	286,766
Goodwill	7,934,627	1,489,621
Intangibles, Net	6,138,895	470,348
Other Assets	304,929	448,066

	$24,608,375	$13,417,470

Liabilities And Stockholders’ Equity (Deficit)
Current Liabilities
Revolving line of credit, net of original issue discount	$3,459,153	$3,754,061
Notes payable - current	674,854	–
Accounts payable	3,627,662	1,109,940
Accrued expenses	1,353,055	654,461
Accrued payroll	368,177	88,818
Deferred revenue	609,938	439,865
Other liabilities	352,520	311,610
Total Current Liabilities	10,445,359	6,358,755
Notes Payable – Principal Stockholders	10,000,000	–
Common Stock to be Issued	73,950	–
Long-Term Deferred Revenue	22,000	142,772
Deferred Income Taxes	27,300	27,300
Total Liabilities	20,568,609	6,528,827

Redeemable Convertible Preferred Stock	4,252,995	4,238,685

Stockholders’ Equity (Deficit)
Preferred shares: Authorized 5,000,000 shares in 2008
and 2007, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2008 and 2007, $0.01 par value; 46,547,716 shares issued and outstanding in 2008, of which 10,000,000 shares were contingent acquisition shares held in escrow; 31,172,716 shares issued and outstanding in 2007	365,477	311,727
Additional paid-in capital	16,406,413	14,134,298
Retained earnings (deficit)	(16,985,119)	(11,796,067)
Total Stockholders’ Equity (Deficit)	(213,229)	2,649,958

	$24,608,375	$13,417,470

See the accompanying notes to financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007

Product Revenue	$3,755,135		$6,753,288	$14,143,562	$22,659,971
Service Revenue	4,874,182		2,003,599	8,788,569	5,156,272
Total Revenue	8,629,317		8,756,887	22,932,131	27,816,243

Cost Of Products Sold	4,073,829		6,018,499	14,384,068	18,731,156
Cost Of Services Sold	2,864,291		654,474	4,226,144	1,830,475
Total Cost Of Sales	6,938,120		6,672,973	18,610,212	20,561,631

Gross Profit	1,691,197		2,083,914	4,321,919	7,254,612

Selling, General And Administrative Expenses	3,482,461		1,904,476	8,241,341	6,897,779

Depreciation And Amortization	201,187		181,079	516,907	520,796

Interest Expense, net	465,251		166,798	721,693	297,990

Loss Before Provision (Benefit) For Income Taxes	(2,457,702)		(168,439)	(5,158,022)	(461,953)

Provision (Benefit) For Income Taxes	(3,737)		(55,257)	31,030	(133,370)

Net Loss	(2,453,965)		(113,182)	(5,189,052)	(328,583)

Preferred Stock Dividends	65,030		65,031	193,678	192,970

Accretion To Redemption Value of Preferred Stock	4,842		4,560	14,310	13,478

Net Loss Available to Common Stockholders	$(2,523,837)		$(182,773)	$(5,397,040)	$(535,031)

Net Loss Per Common Share – Basic	$(0.07)		$(0.01)	$(0.16)	$(0.02)
Net Loss Per Common Share – Diluted	$(0.07)	$	(0.01)	$(0.16)	$(0.02)

Weighted Average Number Of Common Shares Outstanding –Basic	36,506,955		31,172,716	33,292,242	31,172,716
Weighted Average Number Of Common Shares Outstanding –Diluted	36,506,955		31,172,716	33,292,242	31,172,716

See the accompanying notes to financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Nine Months Ended September 30, 2008
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Number	Amount	Capital	(Deficit)	Equity (Deficit)

Balance (Deficit) - December 31, 2007	31,172,716	$311,727	$14,134,298	$(11,796,067)	$2,649,958

Stock Option Compensation	–	–	142,225	–	142,225

Stock Issued For Financing	1,875,000	18,750	315,000	–	333,750

Preferred Stock Dividends	–	–	(193,678)	–	(193,678)

Stock Issued For Acquisition	3,500,000	35,000	735,000	–	770,000

Warrants Issued For Acquisition Of CCSI	–	–	1,287,878	–	1,287,878

Accretion To Redemption Value Of Preferred Stock	–	–	(14,310)	–	(14,310)

Net Loss	–	–	–	(5,189,052)	(5,189,052)

Balance (Deficit) – September 30, 2008	36,547,716	$365,477	$16,406,413	$(16,985,119)	$(213,229)

See the accompanying notes to financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities
Net Loss	$(5,189,052)	$(215,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	516,907	339,717
Non-cash interest expense	64,833	–
Stock option compensation expense	142,225	7,300
Deferred income taxes	–	(99,170)
Provision for doubtful accounts	327,727	(11,212)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,066,773	1,551,129
Inventories	1,733,648	(2,509,350)
Prepaid expenses and other assets	323,377	103,347
Accounts payable and accrued expenses	1,651,545	(454,471)
Net Cash Provided by (Used in) Operating Activities	637,983	(1,288,111)

Cash Used In Investing Activities
Purchases of property and equipment	(105,763)	(85,649)
Cash from business acquired	255,714	–
Cost of acquisition	(192,563)	–
Net Cash Used In Investing Activities	(42,612)	(85,649)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	(142,827)
Net amounts borrowed under current revolving lines of credit, net of OID	3,262,273	–
Net amounts borrowed (paid) under previous revolving lines of credit	(3,330,865)	1,872,345
Preferred stock dividends	(193,678)	(127,939)
Net Cash Provided By (Used In) Financing Activities	(287,884)	1,601,579

Net Increase In Cash And Cash Equivalents	307,487	227,819
Cash And Cash Equivalents – Beginning Of Period	127,723	632,948
Cash And Cash Equivalents – End of Period	$435,210	$860,767

Supplemental schedule of non-cash financing and investing activities:
Stock issued for financing	$333,750

Stock issued for acquisition	$770,000
Warrants issued for acquisition	1,287,878
Note issued for acquisition	10,000,000
Accrued acquisition costs	940,559
$12,938,437

Stock to be issued for financing	$73,950

See the accompanying notes to financial statements.

QSGI INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and nine months ended September 30, 2008 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

2.	Summary of Significant Accounting Policies

Business Organization

We are a technology services and maintenance company.  Our Data Center Maintenance and Hardware services as well as our Data Security and Compliance services are geared towards both the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.) as well as the users of business-computing hardware (desktops, laptops, related peripherals and servers).  Our network infrastructure design and support services  provide our corporate, government and educational clients with network services including network design, implementation and monthly maintenance services as well as IT monitoring.  We use the trade name “QSGI” in order to build cohesion among the various technology services that we offer and build brand recognition and preference through strong cross-marketing opportunities.

Segments

Our company operates in four segments that clearly focus our services into easy-to-understand categories for our target customers:

A.	Data Center Maintenance

We provide hardware maintenance services for enterprise-class hardware including mainframes, mid-range processors, tape, disk and storage as well as associated peripheral products and Data Center consulting to companies throughout the United States.

QSGI INC.

B.	Data Center Hardware

We are a reseller of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts to companies.

C.	Network Infrastructure Design and Support

Through its Contemporary Computer Services, Inc. (CCSI) subsidiary, we provide our corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations' network hardware & related infrastructure as well as 24/7 IT monitoring and diagnostics through its North American Network Operating Center (NOC).

D.	Data Security and Compliance

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

The Company has office and warehouse space in Hightstown, New Jersey, Eagan, Minnesota, Bohemia, New York and Lyndhurst, New Jersey and technical coverage and sales offices in 20 other states including Arkansas, Colorado, Illinois, Indiana, Kansas, Maine, Missouri, Michigan, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Washington DC, Wisconsin and Wyoming.

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

QSGI INC.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Basic	36,506,955	31,172,716	33,292,242	31,172,716
Stock options	–	–	–	–
Stock warrants	–	–	–	–
Redeemable preferred stock	–	–	–	–
Diluted	36,506,955	31,172,716	33,292,242	31,172,716

For the three months ended September 30, 2008 and 2007, the Company excluded weighted average common share equivalents related to stock options of 941,571 and 1,022,621, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

For the nine months ended September 30, 2008 and 2007, the Company excluded weighted average common share equivalents related to stock options of 960,247 and 1,030,476, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

At September 30, 2008, there were also 10,000,000 contingent acquisition shares outstanding.  These are being held in escrow to be released based on Contemporary Computer Services achieving certain performance milestones or returned to treasury if such milestones are not reached.

Impact Of Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

QSGI INC.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

3.	Inventories

Inventories at September 30, 2008 and December 31, 2007 consist of:

	2008	2007
Finished goods	$6,077,656	$6,120,473
Inventory in transit	342,852	708,558
Allowance for excess and obsolescence	(1,087,000)	(251,000)
	$5,333,508	$6,578,031

4.           Financing

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 42.5% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  As of September 30, 2008, the Company had requested an over advance and as a result was paying fifteen percent (15%) per annum.  Commencing October 31, 2008, there are certain monthly financial ratios that need to be met.  The Company was in compliance with its loan agreement and had borrowed the maximum amount under its borrowing base at September 30, 2008.

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the three months ended September 30, 2008, the Company recognized $48,625 of interest expense related to the original issue discount, and has $421,417 remaining to be recognized.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

QSGI INC.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At September 30, 2008, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount was recorded as additional debt issuance costs in July 2008 and will be recognized as interest expense on a straight -line basis over the thirty month term of the financing agreement.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).  The Company has accrued $73,850 as common stock to be issued as of September 30, 2008.

5.           Segment Information

The Company operates in four business segments:  Data Security & Compliance, Data Center Hardware, Data Center Maintenance and Network Infrastructure Design and Support.  The segments are presented in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management and the focus of the businesses with regards to the types of products and services offered and the target market.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Data Security and Compliance	$3,377,418	$6,217,220	$12,822,103	$15,369,446
Data Center Hardware	241,820	1,567,822	1,284,618	8,680,399
Data Center Maintenance	1,575,723	1,677,058	5,545,176	4,519,140
Network Infrastructure Design & Support	3,447,830	–	3,447,830	–
Intersegment Elimination	(13,474)	(705,213)	(167,596)	(752,742)

Consolidated Total	$8,629,317	$8,756,887	$22,932,131	$27,816,243

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(1,715,998)	$(223,014)	$(4,225,772)	$(1,409,185)
Data Center Hardware	(535,734)	(403,255)	(1,407,763)	(43,236)

QSGI INC.

Data Center Maintenance	(73,216)	457,830	608,267	990,468
Network Infrastructure Design & Support	(132,754)	–	(132,754)	–

Consolidated Total	$(2,457,702)	$(168,439)	$(5,158,022)	$(461,953)

6.           Business Acquisition

In July, the Company completed the purchase of all of the outstanding shares of Contemporary Computer Service, Inc. (CCSI).  CCSI provides corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations' network hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).  The cost of the acquired entity was $13,191,080 plus an additional stock earn out of up to an additional 10 million shares of common stock based on achieving certain performance milestones. The $13,191,080 purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $770,000, based upon the average market price for QSGI's common stock for two days before, the day of and two days after May 7, 2008, the announcement date, senior bank and seller financing in the amount of $10 million dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share valued at $1,287,878, based upon the closing price on July 7, 2008, the date immediately prior to the announcement.  The Company also incurred direct acquisition costs of $1,133,202.

Certain cost of the acquisition was allocated to identifiable intangibles of $5,870,000 and goodwill of $6,445,006.

The identifiable intangibles are comprised of the following:

Identifiable Intangible Asset	Fair Value	Remaining Useful Life
Non-Competition Agreement	$80,000	6 years
Trademark/Trade Name	3,030,000	Indefinite
List of Customers	2,760,000	9 years
Total	$5,870,000

The amortizable expense related to the acquisition amounted to $80,664 for the three months ended September 30, 2008.

The goodwill and trademark recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets.

QSGI INC.

The following table summarizes the fair value of the CCSI assets acquired and liabilities assumed as of July 1, 2008:
(Unaudited)

Assets acquired:
Current assets	$1,776,826
Property, plant and equipment	588,573
Intangible assets subject to amortization:
Software	2,958
Other Assets	62,622
Total assets acquired	$2,430,979

Liabilities assumed:
Accounts Payable and accrued expenses	$1,382,714
Deferred Revenue	341,890
Notes and loans payable	22,801
Total liabilities	1,747,405
Net assets acquired	$683,574

In considering the benefits of the CCSI acquisition, management recognized the strategic complement of CCSI's trade name, services and customer database.  This complement provides a strong platform for further development of our management services.

The results of CCSI have been included in the Condensed Consolidated Financial Statements since July 1, 2008.  Un audited pro-forma results of operations for the nine months ended September 30, 2008 are included below.  Such pro-forma information assumes that the acquisition had occurred as of January 1, 2008, and revenue is presented in accordance with our accounting policies.  This summary is not necessarily indicative of that our result of operations would have been had CCSI been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007

Revenue	$29,903,967	$38,208,000

Net Income	$(5,232,225)	$(5,512,000)

Net Income Per Common Share - Basic	$(0.16)	$(0.15)

Net Income Per Common Share - Diluted	$(0.02)	$(0.15)

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

QSGI INC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	%	%	%	%
Product Revenue	43.5	77.1	61.7	81.5
Service Revenue	56.5	22.9	38.3	18.5
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	47.2	68.7	62.7	67.3
Cost Of Services Sold	33.2	7.5	18.4	6.6
Cost Of Products and Services Sold	80.4	76.2	81.1	73.9
Gross Profit	19.6	23.8	18.9	26.1
Selling, General And Administrative Expenses	40.4	21.7	35.9	24.8
Depreciation And Amortization	2.3	2.1	2.3	1.9
Interest Expense, net	5.4	1.9	3.1	1.1
Loss Before Benefit For Income Taxes	(28.5)	(1.9)	(22.4)	(1.7)
Provision (Benefit) For Income Taxes	(0.1)	(0.6)	0.1	(0.5)
Net Loss	(28.4)	(1.3)	(22.5)	(1.2)

QSGI INC.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue for the quarter ended September 30, 2008 was $8,629,317 compared to revenue of $8,756,887 for the quarter ended September 30, 2007, a $127,570 decrease, or 1.5%.   Revenue in our Data Security and Compliance segment decreased to $3,377,418 from $6,217,220, a $2,839,802 decrease, or 45.7%.  This was primarily the result of a decrease in our wholesale remarketing revenues caused by a decrease in the flow of wholesale OEM remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services and on developing our relationship with a company that sells product over the internet, through direct mail and through direct emails.  Revenue in our Data Center Maintenance segment decreased to $1,575,723 from $1,677,058, a $101,335 decrease, or 6.0%.  The revenue for the quarter included product revenue of $13,000 which we sold to support our maintenance customers.  Excluding the product revenue, our service revenue decreased due to the attrition of equipment under contract as a result of several of our clients buying new equipment which carries a manufacturers' warranty or our clients outsourcing all of their IT needs to IBM.  This was offset by the addition of new clients selecting our services.  Our service contracts are generally for a one year  term.  Revenue in our Data Center Hardware segment during the quarter decreased to $241,820 from $1,567,822, a $1,326,002 decrease, or 84.6%.  This decrease was caused by the negative impact that IBM's re-marketing restrictions, enacted in the 3rd quarter of 2007, had on our revenues.  As a result of those restrictions, we are no longer speculating on computer mainframe hardware.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Revenue
Products	$3,755,135	$6,753,288
Services	4,874,182	2,003,599
Total Revenue	$8,629,317	$8,756,887

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

Gross profit for the quarter ended September 30, 2008 was $1,691,197 compared to a gross profit of $2,083,914 for the quarter ended September 30, 2007, a $392,717 decrease, or 18.8%.  Gross profit for the quarter ended September 30, 2008 decreased over the quarter ended September 30, 2007 as a result of a $419,379 decrease in gross profit in our Data Center Hardware segment as well as a $933,000 decrease in gross profit in our Data Security and Compliance segment.  Data Center Maintenance segment gross profit decreased by $191,192.  This was offset by the addition of CCSI where margins were 33% of revenues or $1,150,854.  These margins are the result of their consulting and service revenues where margins are higher.

QSGI INC.

Gross profit in our Data Security and Compliance segment for the 3rd quarter decreased to a loss of $20,443 from $912,557 in the 3rd quarter of 2007.  This decrease was caused by inventory write-downs of $75,000 and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.

Gross margins for the quarter ended September 30, 2008 were 19.6% compared to 23.8% for the quarter ended September 30, 2007.  Gross margins decreased in our Data Security and Compliance segment to (0.6%) for the quarter ended September 30, 2008 from 14.7% for the quarter ended September 30, 2007.  Margins decreased due to inventory write-downs of $75,000 and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.  Gross margins decreased in our Data Center Hardware segment for the quarter ended September 30, 2008 to (37.1%) from 5.8% for the quarter ended September 30, 2007. The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  As a result, we were forced to sell product in inventory at a loss to generate cash as well as a write-down in inventory of $375,000 as a result of the restriction.  Gross margins in our Data Center Maintenance segment decreased to 56.4% from 64.4%.  The Gross Profit percentage decreased as we added additional technical personnel to handle new customers and added additional maintenance work in pSeries, tape and disk and storage units each of which carry a lower gross margin percentage than our traditional zSeries mainframe work

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $3,482,461 compared to selling, general and administrative expenses of $1,904,476 for the quarter ended September 30, 2007, a $1,577,985 increase, or 82.9%.  This increase was due to adding CCSI expenses of $895,659 during the quarter, an increase in professional fees and a recovery through the settlement of litigation that occurred in the quarter ended September 30, 2007 that did not occur the quarter ended September 30, 2008.

Depreciation and amortization for the quarter ended September 30, 2008 was $201,187 compared to depreciation and amortization of $181,079 for the quarter ended September 30, 2007, a $20,108 increase.    This increase was the mainly the result of depreciation from the acquisition of CCSI offset by a decrease that was the result of the sale of Company assets during the fourth quarter of 2007 restructuring that occurred at our Hardware and Maintenance Segments.

Interest expense for the quarter ended September 30, 2008 was $465,251 compared to interest expense of $166,798 for the quarter ended September 30, 2007, a $298,453 increase, or 178.9%, commensurate with an increase in the rate of interest charged on the Company’s borrowings and the interest expense incurred due to the note issued for the purchase of CCSI.

The Company did not record a federal tax benefit for the three months ended September 30, 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax benefit for the three months ended September 30, 2008.  The Company recorded a federal tax benefit for the three months ended September 30, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

QSGI INC.

Nine Months Ended September 30, 2008 Compared to nine Months Ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $22,932,131 compared to revenue of $27,816,243 for the nine months ended September 30, 2007, a $4,884,112 decrease, or 17.6%.   Revenue in our Data Security and Compliance segment decreased to $12,822,103 from $15,369,446, a $2,547,343 decrease, or 16.6%.  This was primarily the result of a decrease in our wholesale remarketing revenues caused by a decrease in the flow of wholesale OEM remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services.  Revenue in our Data Center Maintenance segment increased to $5,545,176 from $4,519,140, a $1,026,036 increase, or 22.7%.  The revenue for the nine months included product revenue of $560,341 as we began to sell product in the second quarter to support our maintenance customers.  Excluding the product revenue, our service revenue increased 10.6% to $4,981,934 from $4,505,039 as we signed additional service contracts with new and existing customers.  Revenue in our Data Center Hardware segment during the nine months decreased to $1,284,618 from $8,680,399, a $7,395,781 decrease, or 85.2%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Our revenues categorized by products and services are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Revenue
Products	$14,143,562	$22,659,971
Services	8,788,569	5,156,272
Total Revenue	$22,932,131	$27,816,243

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

Gross profit for the nine months ended September 30, 2008 was $4,321,919 compared to a gross profit of $7,254,612 for the nine months ended September 30, 2007, a $2,932,693 decrease, or 40.4%.  Gross profit for the nine months ended September 30, 2008 decreased over the nine months ended September 30, 2007 as a result of a $2,556,574 decrease in gross profit in our Data Center Hardware segment as well as a $1,719,817 decrease in gross profit in our Data Security and Compliance segment.  This was offset by a 6.7% increase in gross profit at our Data Center Maintenance segment where gross profit increased to $3,077,926 for the nine months ended September 30, 2008 from $2,885,081 for the nine months ended September 30, 2007.

Gross margins for the nine months ended September 30, 2008 were 18.9% compared to 26.1% for the nine months ended September 30, 2007.  Gross margins decreased in our Data Security and Compliance segment to 5.5% for the nine months ended September 30, 2008 from 15.8% for the nine months ended September 30, 2007.  This decrease was caused by an increase in inventory reserves and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.  Gross margins decreased in our Data Center Hardware segment for the nine months ended September 30, 2008 to (47.4%) from 22.4% for the nine months ended September 30, 2007. The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment as we were forced to sell product in inventory at a loss to generate cash as well as increasing in inventory reserves over prior year by approximately $325,000.  As a result, we have approximately $675,000 in inventory reserves at the end of the third quarter.  Gross margins in our Data Center Maintenance segment decreased to 55.5% from 63.8%.  During the quarter we increased our inventory reserves by $30,000 and had an increase in wages as we added personnel to support our customers.

QSGI INC.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $8,241,341 compared to selling, general and administrative expenses of $6,897,779 for the nine months ended September 30, 2007, a $1,343,562 increase, or 19.5%.  This increase was in part due to the expenses incurred by our acquisition of CCSI during the quarter of $895,659 and the decrease of $161,024 due to the closing of our India operations.  This was also the result of a decrease of $932,350 in expenses in our Data Center Hardware segment, an increase of $798,739 in expenses in our Data Security and Compliance segment and an increase of $581,513 in expenses in our Data Center Maintenance segment.  During the quarter ended September 30, 2008, we settled and incurred non-recurring expenses of approximately $215,000 relating to the fees paid to our former lenders, and consultants and attorneys while in default of the prior loan agreement.  During the quarter ended September 30, 2007, we settled a bad debt claim for $320,000 which we did not have during the third quarter of 2008.

Depreciation and amortization for the nine months ended September 30, 2008 was $516,907 compared to depreciation and amortization of $520,796 for the nine months ended September 30, 2007, a $3,889 decrease.

Interest expense for the nine months ended September 30, 2008 was $721,693 compared to interest expense of $297,990 for the nine months ended September 30, 2007, a $423,703 increase, or 142.2%, commensurate with an increase in the rate of interest charged on the Company’s borrowings and the addition of the note payable due to the CCSI acquisition.

The Company did not record a federal tax benefit for the nine months ended September 30, 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax expense for the nine months ended September 30, 2008.  The Company recorded a federal tax benefit for the nine months ended September 30, 2007.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Business Segments

We operate in four segments that clearly focus our services into easy-to-understand categories for our target customers: Data Security and Compliance, Data Center Hardware, Data Center Maintenance and Network Infrastructure Design and Support.  Our “eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

QSGI INC.

Data Security & Compliance Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$3,377,417	$6,217,220	$12,822,103	$15,369,446
Gross Profit	(20,443)	912,557	701,987	2,421,804
Selling, General And Administrative Expenses	1,433,624	880,521	4,127,930	3,329,191
Depreciation And Amortization	62,372	88,252	343,828	203,793
Loss Before Benefit For Income Taxes	(1,715,998)	(223,014)	(4,225,772)	(1,409,185)

Segment Assets	19,538,498	10,162,306	19,538,498	10,162,306
Goodwill	–	–	–	–
Expenditures for Property and Equipment	12,984	3,662	70,912	76,104

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue for the quarter ended September 30, 2008 was $3,377,418 compared to revenue of $6,217,220 for the quarter ended September 30, 2007, a $2,839,803 decrease, or 45.7%.  This was primarily the result of a decrease in our wholesale remarketing revenues caused by a decrease in the flow of wholesale OEM remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services and on developing our relationship with a company that sells product over the internet, through direct mail and through direct emails.

Gross profit for the quarter ended September 30, 2008 was $(20,443) compared to gross profit of $912,557 for the quarter ended September 30, 2007, a $933,000 decrease.  Gross margins for the quarter ended September 30, 2008 were (0.6%) compared to gross margins of 14.7% for the quarter ended September 30, 2007.  These decreases were caused by inventory write-downs of $75,000 and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $1,433,624 compared to selling, general and administrative expenses of $880,521 for the quarter ended September 30, 2007, a $553,103 increase, or 62.81%.  This was caused mainly by a recovery through the settlement of litigation that occurred in the quarter ended September 30, 2007 that did not occur in the quarter ended September 30, 2008.  There was also and increase in our professional fees.  Excluding these expenses, our total expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.

Depreciation and amortization for the quarter ended September 30, 2008 was $62,372 compared to depreciation and amortization of $88,252 for the quarter ended September 30, 2007, a $25,880 decrease.  This decrease was the result of assets becoming fully depreciated.

QSGI INC.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $12,822,103 compared to revenue of $15,369,446 for the nine months ended September 30, 2007, a $2,547,343 decrease, or 16.6%.  This was primarily the result of a decrease in our wholesale remarketing revenues caused by a decrease in the flow of wholesale OEM remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services.

Gross profit for the nine months ended September 30, 2008 was $701,987 compared to gross profit of $2,421,804 for the nine months ended September 30, 2007, a $1,719,817 decrease, or 71.0%.  Our gross profit decreased due to a decrease in revenues and margins.  Gross margins for the nine months ended September 30, 2008 were 5.5% compared to gross margins of 15.8% for the nine months ended September 30, 2007.  This decrease was caused by an increase in inventory reserves and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $4,127,930 compared to selling, general and administrative expenses of $3,329,191 for the nine months ended September 30, 2007, a $798,739 increase, or 24.0%.  During the nine months ended September 30, 2008, we incurred non-recurring expenses of approximately $200,000 relating to the changing of our bank line, a recovery through the settlement of litigation that occurred in the quarter ended September 30, 2007 that did not occur in the quarter ended September 30, 2008 and increased professional fees.  Excluding these expenses, our total expenses remained relatively flat showing the relative fixed cost nature of our business even though individual expense categories may vary period to period.

Depreciation and amortization for the nine months ended September 30, 2008 was $343,828 compared to depreciation and amortization of $203,793 for the nine months ended September 30, 2007, a $140,035 increase.  This increase included the write-off of deferred loan costs associated with changing lenders.

Data Center Hardware Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$241,820	$1,567,822	$1,284,618	$8,680,399
Gross Profit	(327,692)	91,687	(608,847)	1,947,727
Selling, General And Administrative Expenses	204,397	416,929	786,817	1,719,167
Depreciation And Amortization	3,645	78,013	12,098	271,811
Income (Loss) Before Benefit For Income Taxes	(535,734)	(403,255)	(1,407,763)	(43,236)

Segment Assets	293,281	9,090,256	293,281	9,090,256
Goodwill	–	5,154,782	–	5,154,782
Expenditures for Property and Equipment	–	–	11,507	13,207

QSGI INC.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue for the quarter ended September 30, 2008 was $241,820 compared to revenue of $1,567,822 for the quarter ended September 30, 2007, a $1,326,002 decrease, or 84.6%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Gross profit for the quarter ended September 30, 2008 was $(327,692) compared to gross profit of $91,687 for the quarter ended September 30, 2007, a $419,379 decrease, or 457.0%.  The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $204,397 compared to selling, general and administrative expenses of $416,929 for the quarter ended September 30, 2007, a $212,532 decrease, or 51.0%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the aforementioned OEM policy change.

Depreciation and amortization for the quarter ended September 30, 2008 was $3,645 compared to depreciation and amortization of $78,013 for the quarter ended September 30, 2007, an $74,368 decrease, or 95.3%.  This decrease was the result of the sale of Company assets during the fourth quarter 2007 restructuring and the reduction in intangible assets that were impaired and written off at December 31, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $1,284,618 compared to revenue of $8,680,399 for the nine months ended September 30, 2007, a $7,395,781 decrease, or 85.2%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Gross profit for the nine months ended September 30, 2008 was $(608,847) compared to gross profit of $1,947,727 for the nine months ended September 30, 2007, a $2,556,574 decrease, or 131.3%.  The decrease was the result of the onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $786,817 compared to selling, general and administrative expenses of $1,719,167 for the nine months ended September 30, 2007, a $932,350 decrease, or 54.2%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the aforementioned OEM policy change.

Depreciation and amortization for the nine months ended September 30, 2008 was $12,098 compared to depreciation and amortization of $271,811 for the nine months ended September 30, 2007, an $259,713 decrease, or 95.5%.  This decrease was the result of the sale of Company assets during the fourth quarter 2007 restructuring and the reduction in intangible assets that were impaired and written off at December 31, 2007.

QSGI INC.

Data Center Maintenance Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$1,575,723	$1,677,058	$5,545,176	$4,519,140
Gross Profit	888,478	1,079,670	3,077,926	2,885,081
Selling, General And Administrative Expenses	948,781	607,026	2,430,934	1,849,421
Depreciation And Amortization	12,913	14,814	38,724	45,192
Income Before Provision For Income Taxes	(73,216)	457,830	608,267	990,468

Segment Assets	2,809,572	3,798,439	2,809,571	3,798,439
Goodwill	–	1,489,621	–	1,489,621
Expenditures for Property and Equipment	–	–	1,675	–

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenue for the quarter ended September 30, 2008 was $1,575,723 compared to revenue of $1,677,058 for the quarter ended September 30, 2007, a $101,335 decrease, or 6.0%.  This decrease was due to the attrition of equipment under contract as a result of several of our clients buying new equipment which carries a manufacturers' warranty or our clients outsourcing all of their IT needs to IBM.  This was offset by the addition of new clients selecting our services. These contracts are generally for a one year term.

Gross profit for the quarter ended September 30, 2008 was $888,478 compared to gross profit of $1,079,670 for the quarter ended September 30, 2007, a $191,192 decrease, or 17.7%.  Gross margins decreased to 56.4% from 64.4%.  Our gross profit decreased as we added additional technical personnel to handle new customers and additional maintenance work in pSeries, tape and disk and storage units each of which carry a lower gross margin percentage than our traditional zSeries mainframe work.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were $948,781 compared to selling, general and administrative expenses of $607,026 for the quarter ended September 30, 2007, a $341,755 increase, or 56.3%.  This was the result of an increase in the allocation of the corporate overhead charge and an increase in payroll and payroll related expenses.

Depreciation and amortization for the quarter ended September 30, 2008 was $12,913 compared to depreciation and amortization of $14,814 for the quarter ended September 30, 2007, a $1,901 decrease.  This decrease was the result of a sale of Company assets during the fourth quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $5,545,176 compared to revenue of $4,519,140 for the nine months ended September 30, 2007, a $1,026,036 increase, or 22.7%.  The revenue for the nine months included product revenue of $563,241 as we began to sell product in the second quarter to support our maintenance customers.  Excluding the product revenue, our service revenue increased 10.6% to $4,981,935 from $4,505,039 as we signed additional service contracts with new and existing customers.  These contracts are generally one to three year terms.

QSGI INC.

Gross profit for the nine months ended September 30, 2008 was $3,077,926 compared to gross profit of $2,885,081 for the nine months ended September 30, 2007, a $192,845 increase, or 6.7%.  Our gross profit increased as a result of the addition of new maintenance contracts.  Gross margins decreased to 55.5% for the nine months ended September 30, 2008 from 63.8% for the nine months ended September 30, 2007.  Our gross profit decreased as we added additional technical personnel to handle new customers and additional maintenance work in pSeries, tape and disk and storage units each of which carry a lower gross margin percentage than our traditional zSeries mainframe work.  We also started in the second quarter to sell product to support our maintenance customers.  Without the sale of product, the gross profit percentage for the nine months ended September 30, 2008 was 61.8% as compared to 64.1% for the nine months ended September 30, 2007.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $2,430,934 compared to selling, general and administrative expenses of $1,849,421 for the nine months ended September 30, 2007, a $581,513 increase, or 31.4%.  This was the result of an increase in the allocation of the corporate overhead charge and an increase in payroll and payroll related expenses.

Depreciation and amortization for the nine months ended September 30, 2008 was $38,724 compared to depreciation and amortization of $45,192 for the nine months ended September 30, 2007, a $6,468 decrease.  This decrease was the result of a sale of Company assets during the fourth quarter of 2007.

Network Infrastructure Design and Support

Three Months Ended September 30,
2008

Revenue	$3,447,830
Gross Profit	1,150,854
Selling, General And Administrative Expenses	895,659
Depreciation And Amortization	122,257
Income Before Provision For Income Taxes	(132,754)

Segment Assets	1,967,023
Goodwill	6,445,006
Expenditures for Property and Equipment	21,667

  The Network Infrastructure Design and Support segment became part of the Company on June 1, 2008.

Geographic Areas

We operate primarily in the United States with no assets in foreign countries.  However, we sell to and provide data security and compliance services to customers operating in foreign countries.  Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide.  All of our purchases and sales are denominated in US dollars.  There were no foreign currency transaction gains or losses during the nine months ended September 30, 2008 and minimal losses during the nine months ended September 30, 2007.

QSGI INC.

Liquidity and Capital Resources

Net cash provided by operating activities in the nine months ended September 30, 2008 was $637,983.  Net cash used in operating activities in the nine months ended September 30, 2007 was $1,288,111.  Net cash provided by operating activities during the nine months ended September 30, 2008 was primarily a result of a decrease in accounts receivable, a decrease in inventories, an increase in accounts payable and accrued expenses offset by an increase in prepaid expenses and other assets and a net loss.  Net cash used in operating activities during the nine month period ended September 30, 2007 was primarily as a result of a net loss, an increase in inventories, a decrease in accounts payable and accrued expenses and a decrease in accounts receivable.  The decrease in our receivables was mainly attributable to the decrease in revenue in our Data Center Hardware segment and at our Data Security and Compliance segment coupled with tighter credit controls resulting in better collections.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $42,612 and $85,649, respectively.  Net cash used in investing activities in the nine months ended September 30, 2008 was for the purchase of fixed assets, costs related to the acquisition of CCSI offset by cash acquired as part of the acquisition of CCSI.

Net cash used in financing activities for the nine months ended September 30, 2008 was $287,884.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,601,579.  Net cash used in financing activities for the nine months ended September 30, 2008 was the result of paying off our previous revolving line of credit, the payment of financing costs and the payment of dividends offset by borrowing under our current revolving line of credit.  Net cash provided by financing activities for the nine months ended September 30, 2007 was from borrowings under our revolving line of credit offset by dividends paid on our preferred stock and the payments for financing costs for our new line of credit with Wells Fargo Bank.

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 42.5% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  Commencing October 31, 2008, there are certain monthly financial ratios that need to be met.  As of September 30, 2008, the Company was paying fifteen percent (15%).  At September 30, 2008, the Company was in compliance with its loan agreement.

On July 7, 2008, the Company completed of the acquisition of Contemporary Computer Service, Inc. for $13,191,080 plus an additional stock earn out of up to an additional 10 million shares of common stock based on achieving certain performance milestones. The $13,191,080 purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $770,000, based upon the average market price for QSGI's common stock for two days before, the day of and two days after May 7, 2008, the announcement date, senior bank and seller financing in the amount of $10 million dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share valued at $1,287,878, based upon the closing price on July 6, 2008, the date immediately prior to the closing date.  The Company also incurred direct acquisition costs of $1,133,202.

QSGI INC.

At September 30, 2008, we have no more borrowing capacity under our current line of credit.  As a result of the acquisition, we have incurred additional debt and will incur additional interest expense.  We believe that the anticipated cash flow from the acquisition will be sufficient to pay for the additional debt service.  We believe that any excess cash flow from CCSI after paying for the debt service, cash flow from current operations and current financing arrangements with Victory Park Capital, will be sufficient to meet our cash requirements for at least the next 12 months. However, we may need to raise additional funds to finance unanticipated working capital requirements or to acquire complementary businesses.  If we cannot fund current debt and expenses, we will have to cut expenses so that we can meet our obligations.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended September 30, 2008 and 2007 and do not expect any in the remainder of fiscal 2008.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of September 30, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

QSGI INC.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q.

Our efforts to strengthen financial and internal controls continue. At December 31, 2007, our Board of Directors were advised by our accountants that during their performance of the audit for the year ended December 31, 2007, two material weaknesses were identified in our internal control over financial reporting.  One material weakness in the Company's internal controls that existed was an ineffective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief Financial Officer reviewed and have signed off on the recommended allowance for doubtful accounts as of September 30, 2008, and will continue this practice on a quarterly basis.

The second material weakness in the Company's internal controls that existed was an ineffective control relating to goodwill and intangible impairment analysis and the monitoring of the recording of appropriate reserves for income taxes.  The Company uses an outside firm to calculate the value of goodwill and intangible assets and an outside firm to calculate the appropriate amount of income taxes for the year.  The Company used an outside firm to calculate the value and life of the intangible assets acquired as part of the acquisition.  During the fourth quarter of 2008, management intends to remediate this weakness by establishing written procedures concerning complex accounting issues, additional employee training and changing the process by which these calculations are done.

As of September 30, 2008, in light of the above, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded these controls are not effective.

Changes in internal control over financial reporting

During the period covered by this report, there was a change in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.  At December 31, 2007, our Board of Directors were advised by our accountants that a material weakness in the Company's internal controls exists in that there is not an effective control to ensure the accuracy and completeness in the determination of the allowance for doubtful accounts.  To remedy this situation, the Chief Executive Officer, the President and the Chief Financial Officer have signed off on the recommended allowance for doubtful accounts as of September 30, 2008, and will continue this practice on a quarterly basis.

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company.

The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.  One such proceeding is currently pending in the Supreme Court, State of New York.  In this action, Agile Equity, LLC. Seeks approximately $500,000 from the Company in connection with investment banking relating to the acquisition of CCSI.  The Company has asserted multiple defenses and a counter-claim against Agile Equity, LLC. including breach of duty, doctrine of first breach and breach of contract.  The Company has not yet made of determination as to the amount, if any, it may be required to pay Agile Equity, LLC. should the court determine the Company has liability to Agile Equity, LLC.

QSGI INC.

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

QSGI INC.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. Inc. (Registrant)
Dated: November 14, 2008	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Edward L. Cummings
Edward L. Cummings
Chief Financial Officer and Treasurer

QSGI INC.

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

QSGI INC.

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