Form 10-K
period 2008-12-31
QSGI INC.
filed 2009-03-31
CIK 27960

As filed with the Securities and Exchange Commission on March 31, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

As filed with the Securities and Exchange Commission on March 31, 2008

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 (the business day of the Registrant’s most recently completed second fiscal quarter), was $9,617,520 (45,797,716 shares x $0.21 per share).

Number of shares outstanding of the Registrant’s Common stock, as of March 1, 2009, is 48,547,716.

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

We support our Data Center Maintenance clients' IT hardware needs as well as the IT needs of companies nationwide through our selling of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts to companies.

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

D.	Network Indrastructure Design and Support

We provide service for a full spectrum of technologies from mainframes to PCs, including network infrastructure, managed services, IP security, IP telephony and storage solutions.  We provide our corporate, government and educational clients with these services which include design, implementation and monthly maintenance services on corporations' net work hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).  We also as part of our hardware maintenance offerings include 24/7 repair/replacement of desktops, printers and LAN components and provide full-service LAN/WAN design and support services.

Across all four segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

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

All training and back-up parts management for Data Center Maintenance is located in Minnesota.  In addition, we have technical coverage and sales offices in 15 other states including Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Texas and Wyoming.

Data Center Hardware Segment:

We support our Data Center Maintenance clients' IT hardware needs as well as the IT needs of companies nationwide through our selling of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts to companies.

Our Data Center Hardware group has its technical facilities in Minnesota.

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

Our Data Security & Compliance group has technical facilities in New Jersey and New York, and a sales, marketing and business development office in Florida.

Network Infrastructure Design and Support

CCSI provides service for a full spectrum of technologies from mainframes to PCs, including network infrastructure, managed services, IP security, IP telephony and storage solutions.  CCSI maintains Cisco equipment under the OEM's SmartNet banner as well as it provides it own third party maintenance of Cisco and other networking hardware under the CCSINet banner.  It has expanded its hardware maintenance offerings to include 24/7 repair/replacement of desktops, printers and LAN components. The company later formed a networking division to provide full-service LAN/WAN design and support services.

Tied into its networking and maintenance division, CCSI also maintains one of the most comprehensive Network Operation Centers (NOC) in the US. This state-of-the art facility resides within its 30,000 square foot corporate offices in Bohemia, New York.  The NOC is complemented by a sister site in the United Kingdom, which belongs to its business alliance partner Affiniti, formerly known as Kingston Communications (www.kcom.com).

For more than 30 years it has been providing IT services to a client base of corporations in the finance, and healthcare industries as well as the public sector, and education, predominantly focused on East Coast in the Mid-Atlantic Region.

NETWORK OPERATING CENTER (NOC) SERVICES

o	Fault Identification and Performance Analysis on the core infrastructure and communication lines as well as analysis on specific network devices and/or appliances.
o	Intrusion detection and prevention
o	Detect unusual network behavior
o	Proactive response
o	Audit trails

MAINTENANCE SERVICES

o	Hardware Field Service: on-site repair
o	Network Equipment
o	Mainframe
o	Server & PC /Desktop
o	Preventative Maintenance
o	Warranty Support & 24 X 7 On-site Support

NETWORK SERVICES

o	Continuous Network Monitoring & Dispatch 24/7

o	Wireless voice/data/video
o	Storage
o	VPN Infrastructure
o	Network design
o	Project Management & Systems Engineering
o	Wireless Networking
o	Mainframe Services/support
o	LAN / WAN Infrastructure Design and Support
o	Voice & Unified Network Communications Security Services

This segment provides our corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations' network hardware and related infrastructure as well as 24/7 IT monitoring and diagnostics through its North American Network Operating Center (NOC).

Our Network Infrastructure Design and Support group has technical facilities in New York and New Jersey.

Dependence on Major Customers

With the exception of some of our hardware maintenance contracts and some of our data security contracts, which can be up to three years in length, we do not have any exclusive long-term arrangements with our customers for the continued sales of our products or services. At present, we operate primarily in the United States and have no assets in foreign countries.

We sell and deliver our technology services to customers throughout the United States and on 6 continents worldwide.  For the years ended December 31, 2008 and 2007, sales to our top ten customers comprised 27% and 31% of our revenue, respectively.

A portion of our revenues is also derived from export sales.  For the years ended December 31, 2008 and 2007, export sales comprised 11% and 17% of revenue, respectively.

Backlog

Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis could have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

Employees

As of March 1, 2009, we employed 164 full-time and 7 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.  We consider our relations with our employees to be good.  We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel.  If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

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

 On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  As of December 31, 2008, the Company had requested an over advance and as a result was paying interest at fifteen percent (15%) per annum, with all principal and interest due December 1, 2010.  We had no availability on the borrowing base at December 31, 2008. In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the yea31, 2008, the Company recognized $130,010 of interest expense related to the original issue discount, and has $476,240 remaining to be recognized.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At December 31, 2008, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount was recorded as additional debt issuance costs in July 2008 and will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the year ended December 31, 2008, the Company recognized $96,000 of interest expense related to the original issue discount.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).

Commencing June 30, 2009, there are certain monthly financial covenants that need to be met.

Maximum Senior Leverage	4.0 to 1.0
Maximum Senior Leverage	10.0 to 1.0
Interest Coverage	1.5 to 1.0
Fixed Charge Coverage	1.25 to 1.0
Capital Expenditures not in excess of $200,000 for any calendar year

On November 17, 2008, the Registrant signed a $750,000 Senior Secured Term Note (the “Loan”) with Victory Park Credit Opportunities Master Fund, Ltd. (the “Holder”).  The interest rate on the Note is 20.0% and has a maturity date of April 16, 2009.  The Loan is secured in accordance with that certain Pledge and Security Agreement by and between the Company and the Agent, dated June 5, 2008.  Closing fees and costs were $50,000 plus 2,000,000 shares of Common Stock of the Company that were issued, in accordance with the Security Purchase Agreement between the Company and Agent dated June 5, 2008, as amended and re-stated.

On September 24, 2008, the Company's Audit Committee engaged Morison Cogen LLP as the Company's independent auditors to audit the Company's financial statements.

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

Fluctuations In Future Quarterly Results

We have been in business since October 2001 and have only twenty nine quarters of historic quarterly operating results, only five of which have been profitable.  Our quarterly operating results may fluctuate based on how well we manage our business.  Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions.  If we fail to effectively manage our business, this could adversely affect our results of operations.

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

We Have Limited Principal Markets And Customers; We Have Significant Dependence On Major Customers; There Is A Risk Of Industry Concentration

We operate solely in the United States.  We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide.  For the years ended December 31, 2008 and 2007, our top ten customers accounted for approximately 27% and 31% of our total revenues, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to generate revenue.  As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs: one or more of our customers becomes insolvent or goes out of business; one or more of our key customers significantly reduces, delays or cancels orders; or one or more of our significant customers selects products or services from one of our competitors.

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

       For the years ended December 31, 2008 and 2007, primarily all of our sales of computer systems, peripherals and parts were to remarketers based in the United States or brokers based both in and out of the United States for whom we directly exported product.  For the years ended December 31, 2008 and 2007, export sales comprised 11% and 17% of revenue, respectively.  All of our purchases and sales are denominated in US dollars.  We had a small call center in India, which we closed in 2007, where we recorded a small currency loss in our selling, general and administrative expenses.

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

We Rely On Merchandise Vendors As Sources For Our Products

The availability of off-lease and excess inventory computer equipment is unpredictable.  We have no long-term arrangements with our vendors that assure the availability of equipment.  We purchase equipment from many different vendors, and we have no formal commitments with or from any of them.  We cannot assure you that our current vendors will continue to sell equipment to us as they have in the past, or that we will be able to establish new vendor relationships that ensure equipment will be available to us in sufficient quantities and at favorable prices.  If we are unable to obtain sufficient quantities of equipment at favorable prices, our business will be adversely affected.  In addition, we may become obligated to deliver specified types of computer equipment in a short time period and, in some cases, at specified prices.  Because we have no formal relationships with vendors, we may not be able to obtain the required equipment in sufficient quantities in a timely manner, which could adversely affect our ability to fulfill these obligations.

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

We believe that cash that may be generated from operations, together with other available cash resources, may not be sufficient to meet our current cash requirements for at least the next 12 months and may need to raise additional funds to finance unanticipated working capital requirements or acquire complementary businesses.  If funds are not available when required for our unanticipated working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back or discontinue our operations to reflect the extent of available funding.

The Company was unable to meet covenants with its lender in the fourth quarter of 2008, and is considered to be in default of the line-of-credit.  As the Company is in default, the lender has the right to terminate the agreement, causing all amounts to become immediately due and payable.

The Company is pursuing certain options, such as negotiating new terms with its current lenders or other financial institutions.  However, there can be no guarantee that the Company would be able to negotiate new agreements.  Additionally, if the Company is to be successful in negotiating new or modified agreements, the new or modified agreements may be on terms that are less favorable to the Company than the current agreements.

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

Our growth depends upon market growth and our ability to enhance our existing products and services, and to introduce new products and services on a timely basis.  One of the ways to accomplish this is through acquisitions.  Acquisitions involve numerous risks, including, but not limited to, the following:

•	difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;
•	disruption of our ongoing business;
•	discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;
•	inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;
•	inability to commercialize acquired technology;
•	the need to take impairment charges or write-downs with respect to acquired assets and
•	the failure of the acquired entity to perform as anticipated.

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

The Industry In Which We Compete In Is Highly Competitive

We face competition in each area of our business.  Some of our competitors have greater resources and a more established market position than we have.  Our primary competitors include:

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

Dependence On Key Individuals

Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace.  The loss of one or more of these employees could harm our business.  Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have long term employment contracts with our key employees.  Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel.  Competition for qualified personnel is particularly intense in our industry and in our locations.  This makes it difficult to retain our key personnel and to recruit highly qualified personnel.  We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications.  To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

We are organized with a small senior management team.  If we were to lose the services of one of the following members of our management team, our overall operations could be adversely affected.  We consider our key individuals as of this filing to be:

Name	Position
Marc Sherman	Chairman, Chief Executive Officer, Director
Edward L. Cummings	Chief Financial Officer, Treasurer, Director
David M. Harris	Vice President, Information Technology and Systems

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

Item 1B.                      Unresolved Staff Comments

None

Item 2.                         Properties

Our Data Security and Compliance segment leases approximately 38,000 square feet of general warehouse and office space in Hightstown, New Jersey pursuant to a five-year lease at a current annual rental of approximately $183,000, escalating each year. In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance. This facility, with approximately 34,000 feet of warehouse space, is in good condition.  This lease expires in September 2011.  This warehouse has sufficient capacity for our current and estimated future business needs.

This segment also leases the following space:

1.
In Pleasantville, New York approximately 7,000 square feet of general warehouse and office space pursuant to a two-year lease at a current annual rental of approximately $70,000.  This facility, with approximately 5,000 feet of warehouse space, is in good condition.  This lease expires in October 2009.

2.	In Palm Beach, Florida approximately 2,700 square feet of office space pursuant to a five-year lease at a current annual rental of approximately $118,000. This lease expires in March, 2012.

Our Data Center Hardware and Data Center Maintenance segments lease approximately 30,000 square feet of general warehouse and office space in Eagan, Minnesota pursuant to a five-year lease at a current annual rental of approximately $178,000.  This facility is in good condition and has adequate capacity for our current and estimated future business needs.  This lease expires in October 2009.

Our Network Infrastructure Design and Support segment leases approximately 29,500 square feet of general warehouse and office space in Bohemia, New York pursuant to a five-year lease at a current annual rental of approximately $200,000.  In addition to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.  This facility, with approximately 18,000 feet of warehouse space, is in good condition and has adequate capacity for our current and estimated future business needs.  This lease expires in May 2013.  This segment also leases office space in Lyndhurst, NJ pursuant to a five-year lease at a current annual rental of approximately $42,000.  In additional to fixed rentals, the real property lease requires the Company to pay all maintenance, real estate taxes and insurance.  This facility is in good condition and has adequate capacity for our current and estimated future business needs.  This lease expires in May 2013.  This segment also leases office space in New York, New York pursuant to a one-year lease at a current annual rental of approximately $43,000.  This facility is in good condition and has adequate capacity for our current needs.  This lease expires in May, 2009.

Item 3.                                Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  In the opinion of management, these proceedings, except as discussed in the following paragraph, are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company.

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

Item 4.                               Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.  During October 2008, a vote of the majority shareholders was held by proxy vote.  The purpose of the vote was to elect Seth A. Grossman to a three year term beginning October 1, 2008 and to ratify Morison Cogen LLP as the Company's Certified Public Accountant for the year ended December 31, 2008.  The Company received a majority of shareholder votes in favor of electing Seth A. Grossman to a three year term and ratifying Morison Cogen LLP as the Company's Certified Public Accountant.

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

Years Ended December 31, 2008	High	Low
First Quarter	$ 0.37	$ 0.22
Second Quarter	0.30	0.18
Third Quarter	0.25	0.16

Fourth Quarter	0.24	0.08

Years Ended December 31, 2007
First Quarter	$1.40	$ 0.90
Second Quarter	0.99	0.62
Third Quarter	0.88	0.47
Fourth Quarter	0.59	0.20

Holders

As of March 1, 2009, there were approximately 1,800 holders of record of the Company’s Common Stock and the closing price was $0.05.  Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future.  The Company intends to use any earnings, which may be generated, to finance the growth of the businesses.

During 2008, the Company paid or accrued a total of $258,000 in dividends on its redeemable convertible preferred stock. The 6% dividend is payable quarterly in cash or additional preferred securities, at the same price as originally issued, at the Company’s option.  The company chose to pay all 2008 dividends in cash.

The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2008, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	9,524,834	$1.469	5,475,166

Equity compensation plans not approved by security holders	3,800,000	$2.177	-

Total	13,324,834	$1.671	5,475,166

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

These shares were issued to the persons listed below in connection with (1)(2)(3) Private Placement Shares, (4) the acquisition, (5) the exercise of stock options, (6) the exercise of stock warrants, (7) shares issued for funding, and (8) acquisition shares.

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Michael Weiss	May - 04	1	1	Private Placement Shares	83,400
Odin Partners, LP	May - 04	1	1	Private Placement Shares	116,600
Barron Partners, LP	May - 04	1	1	Private Placement Shares	4,833,333
Guerilla Partners, LP	May - 04	1	1	Private Placement Shares	716,600
Guerilla IRA Partners, LP	May - 04	1	1	Private Placement Shares	83,400
Bismark Investment	May - 04	1	1	Private Placement Shares	166,667

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Joel Owens	May - 04	2	1	Acquisition	1,715,911
Jolene Owens	May - 04	2	1	Acquisition	241,920
Robert Jackson	Nov - 04	3	1	Exercise of Stock Options	200,000
Carl Saracino	Nov - 04	3	1	Exercise of Stock Options	150,000
Michael Sheerr	Nov - 04	3	1	Exercise of Stock Options	150,000
Guerilla IRA Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	41,700
Guerilla Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	358,300
Odin Partners, LP	Oct - 04	4	1	Exercise of Stock Warrants	58,300
Michael Weiss	Oct - 04	4	1	Exercise of Stock Warrants	41,700
Andrew T. Trailor	Jul - 04	5	1	Shares Issued for Services	35,140
Duncan J Farmer	Jul - 04	5	1	Shares Issued for Services	35,141
Alan Burger	Jul - 04	5	1	Shares Issued for Services	35,141
Andrew T. Trailor	Dec - 04	5	1	Shares Issued for Services	6,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 04	5	2	Shares Issued for Services	6,000
Duncan J Farmer	Dec - 04	5	1	Shares Issued for Services	6,000
Lois Rosenberg	Jan - 05	3	1	Exercise of Stock Options	125,000
Robert Jackson	Jan - 05	3	1	Exercise of Stock Options	75,000
David A. Loppert	Jan - 05	3	1	Exercise of Stock Options	375,000
Brian Cockerham	Feb - 05	3	1	Exercise of Stock Options	10,000
Eleanor Macdonald	Feb - 05	3	1	Exercise of Stock Options	25,000
Wayne Neuls	Feb - 05	3	1	Exercise of Stock Options	25,000
Louis Nuccio	Feb - 05	3	1	Exercise of Stock Options	50,000
Jack Tull	Feb - 05	3	1	Exercise of Stock Options	10,000
David A. Loppert	Mar - 05	3	1	Exercise of Stock Options	1,100,000
David Rubin	Aug - 05	3	1	Exercise of Stock Options	6,666
Dominick & Dominick	Mar - 05	4	1	Exercise of Stock Warrants	400,000
Paul Lee Newman	Mar - 05	4	1	Exercise of Stock Warrants	100,000
Bismark Intervest	Apr - 05	4	1	Exercise of Stock Warrants	183,333
Barron Partners	Apr - 05	4	1	Exercise of Stock Warrants	550,000
Alan Burger and Dana Burger, Joint Tenants	Dec - 05	5	2	Shares Issued for Services	51,375
Duncan J. Farmer	Dec - 05	5	1	Shares Issued for Services	34,250
Michael Sheerr	Jan - 06	3	1	Exercise of Stock Options	100,000
John W. Heilshorn	Feb - 06	5	1	Shares Issued for Services	24,000
Keith L. Lippert	Feb - 06	5	1	Shares Issued for Services	24,000
Whitmer & Worrall, LLC	Mar - 06	5	1	Shares Issued for Services	40,540
Michael Sheerr	Mar - 06	3	1	Exercise of Stock Options	250,000
Joel Owens	Jun - 06	6	1	Acquisition	2,063,545
Victory Park Credit Opportunities Master Fund	Jun - 08	7	1	Shares Issued for Funding	1,875,000
John S. Riconda	Jun - 08	8	1	Acquisition	13,500,000
Victory Park Credit Opportunities Master Fund	Jun - 08	7	1	Shares Issued for Funding	2,000,000

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

7.	Represents shares issued that were issued as part of the Securities Purchase Agreement between the Company and Victory Park Credit Opportunities Master Fund, Ltd.
8.	Represents contingent shares that were part of the acquisition of CCSI Inc. that are being held in escrow to be released as the CCSI Inc. meets certain financial milestones.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

Results Of Operations

The following table sets forth, for the periods indicated below, the relationships to total revenue of line items in our statements of operations for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

	%	%
Product Revenue	57.9	80.9
Service Revenue	42.1	19.1
Total Revenue	100.0	100.0
Cost of Products Sold	55.9	68.5
Cost of Services Sold	22.2	6.8
Cost of sales	78.1	75.3
Gross profit	21.9	24.7
Selling, general and administrative expenses	32.2	26.6
Goodwill and asset impairment	-	19.4
Depreciation and amortization	2.1	1.9
Interest expense	4.2	1.1
Loss before provision (benefit) for income taxes	(16.6)	(24.3)
Provision (benefit) for income taxes	-	0.6
Net loss	(16.6)	(24.9)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue for the year ended December 31, 2008 was $34,150,900 compared to revenue of $37,221,110 for the year ended December 31, 2007, a $3,070,210 decrease, or 8.3%.  We had a decrease in revenues as the result of a sharp decline in revenues at our Data Center Hardware segment.  This, in part, was due to what the Company believes to be anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter of 2007, have had a substantial, adverse financial impact on the Data Center Hardware segment.  We also experienced a decrease in revenues in our Data Security and Compliance segment as a result of a decrease in the flow of wholesale OEM remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services.  During the third quarter, we started doing business with a new customer in our Data Security and Compliance segment that has accounted for 9.2% of our yearly revenues.  This customer remarkets our product through their website, direct mailings, and email.  During the second quarter, we completed the acquisition of CCSI.  This acquisition along with the double digit organic growth within the Data Center Maintenance segment and double digit organic growth within the services revenue within the Data Security and Compliance segment helped to offset some of the declines in revenues. This acquisition along with the double digit organic growth within the Data Center Maintenance segment and double digit organic growth of the service revenue within the Data Security and Compliance segment helped to offset some of the declines in revenues.

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue
Products	$ 19,768,862	$ 30,126,257
Services	14,382,038	7,094,853
Total Revenue	$ 34,150,900	$ 37,221,110

Our revenue by geographic segment is as follows:

Years Ended December 31,	2008	%	2007	%	Change	% Change

United States	$30,253,279	89%	$31,028,368	83%	$ (775,089)	(2%)
Asia	1,872,359	5%	1,394,935	4%	477,424	34%
Europe	209,506	1%	478,557	1%	(269,051)	(56%)
Africa	410,412	1%	593,044	2%	(182,632)	(31%)
United Kingdom	97,557	--	485,478	1%	(387,921)	(80%)
Canada	517,615	2%	556,392	2%	(38,777)	(7%)
Middle East	706,630	2%	2,404,862	6%	(1,698,232)	(71%)
Australia	14,330	--	--	--	14,330	(100%)
South America	69,212	--	279,474	1%	(210,262)	(75%)
Total	$34,150,900	100%	$37,221,110	100%	$(3,070,210)	(8%)

We operate primarily in the United States and have minimal assets in foreign countries.  However, we sell to customers in foreign countries.  For the years ended December 31, 2008 and 2007, export sales comprised approximately 11% and 17% of revenue, respectively.  All of our purchases and sales are denominated in US dollars.  We had a small call center in India which we closed in 2007 where we recorded a small currency loss in our selling, general and administrative expenses.

Gross profit for the year ended December 31, 2008 was $7,479,977 compared to a gross profit of $9,178,441 for the year ended December 31, 2007, a $1,698,464 decrease, or 18.5%.  Gross margin was

21.9% for the year ended December 31, 2008 compared to 24.7% for the year ended December 31, 2007.  Gross profit and margins decreased from 2007 as the result of the onerous restrictions instituted during the third quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket Z series mainframe computer equipment as we were forced to sell product in inventory at a loss to generate cash.  Gross profit and margins were also affected as we increased our inventory reserves over prior year by approximately $848,000.

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

Selling, general and administrative expenses for the year ended December 31, 2008, were $10,983,302 compared to selling, general and administrative expenses of $9,905,064 for the year ended December 31, 2007, a $1,078,238 increase, or 10.9%.  Selling, general and administrative expense increase was mainly due to the expenses incurred by our acquisition CCSI during the second quarter of 2008.

Depreciation and amortization for the year ended December 31, 2008, was $727,581 compared to depreciation and amortization of $702,310 for the year ended December 31, 2007, a $25,271 increase, or 3.6%.  This increase was the result of amortization of intangibles as the result of assets acquired in the acquisition of CCSI and the amortization of a 2007 small asset purchase.

Interest expense for the year ended December 31, 2008, was $1,432,065 compared to interest expense of $396,417 for the year ended December 31, 2007, a $1,035,648 increase, or 261.3%, commensurate with an increase in the Company’s borrowings and an increase in interest rates during 2008.

The Company recorded a federal tax benefit for the year ended December 31, 2008 and a tax expense for the year ended December 31, 2007.  At December 31, 2008, the Company did not recognize a deferred tax benefit as it increased its deferred tax asset valuation allowance to be 100% of the Company's deferred tax assets.  The tax amount is adjusted by estimated state tax obligations in jurisdictions where the Company cannot file a consolidated income tax return.

Segments

Our company operates in four segments that clearly focus our services into easy-to-understand categories for our target audiences:

Data Center Maintenance

We provide hardware maintenance services on enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.

Data Center Hardware

We support our Data Center Maintenance clients' IT hardware needs as well as the IT needs of companies nationwide through our selling of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts to companies.

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

Network Infrastructure Design and Support

We provide service for a full spectrum of technologies from mainframes to PCs, including network infrastructure, managed services, IP security, IP telephony and storage solutions.  We provide our corporate, government and educational clients with these services which include design, implementation and monthly maintenance services on corporations' net work hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).  We also as part of our hardware maintenance offerings include 24/7 repair/replacement of desktops, printers and LAN components and provide full-service LAN/WAN design and support services.

Our revenues for the years ended December 31, 2008 and 2007 generated by each division are as follows:

	2008	2007
Revenues
Data Security And Compliance	$ 17,516,751	$ 20,741,618
Data Center Hardware	2,280,855	11,100,092
Data Center Maintenance	7,052,583	6,264,981
Network Infrastructure Design and Support	7,490,939	--
Intersegment Elimination	(190,228)	(885,581)

Consolidated Total	$ 34,150,900	$ 37,221,110

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$ 7,052,583	$ 6,264,981
Gross Profit	3,775,924	4,021,823
Selling, General and Administration	3,028,088	2,739,891
Depreciation and Amortization	3,880	59,308
Income Before Provision
for Income Taxes	743,876	1,222,624

Segment Assets	2,725,538	3,559,629
Goodwill	1,489,621	1,489,621
Expenditures for Property and
Equipment	1,675	-

Revenue for the year ended December 31, 2008 was $7,052,583 compared to revenue of $6,264,981 for the year ended December 31, 2007, a $787,602 increase, or 12.6%.  Revenue for the year ended included product revenue of $563,241 as we sold some product to support our maintenance customers.  Revenues also increased as the result of signing additional service contracts with new and existing customers this year as well as new contracts that were signed last year.  These contracts are generally one to three years terms.

Gross profit for the year ended December 31, 2008 was $3,775,924 compared to gross profit of $4,021,823 for the year ended December 31, 2007, a $245,899 decrease, or 6.1%.  Gross margin in our Data Center Maintenance segment for the year ended December 31, 2008 was 53.5% of revenue compared to 64.2% of revenue for the year ended December 31, 2007.  Gross profit decreased as we added additional technical personnel to handle new customers and additional maintenance work in pSeries, tape and disk and storage units each of which carry a lower gross margin percentage than our traditional zSeries mainframe work.  During 2008, we increased our inventory reserves by $132,000.  In the second quarter we sold product to support our maintenance customers.  Without the sale of product where our profit was minimal, our gross margins for the year ended December 31, 2008 would have been 58%.

Selling, general and administrative expenses for the year ended December 31, 2008 were $3,028,088 compared to selling, general and administrative expenses of $2,739,891 for the year ended December 31, 2007, a $288,197 increase or 10.5%.  This increase was mainly the result of an increase in the allocation of the corporate overhead charge.

Depreciation and amortization for the year ended December 31, 2008 was $3,880 compared to depreciation and amortization of $59,308 for the year ended December 31, 2007, a $55,428 decrease, or 93.5%.  This was the result of some of our assets becoming fully depreciated during 2007.

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$ 2,280,855	$ 11,100,092
Gross Profit	(356,527)	2,341,091
Selling, General and Administration	966,103	1,999,516
Depreciation and Amortization	15,470	343,347
Income (Loss) Before Provision
(Benefit) for Income Taxes	(1,338,100)	(7,208,456)

Segment Assets	373,536	1,264,945
Goodwill	-	-
Expenditures for Property and
Equipment	11,507	21,631

Revenue for the year ended December 31, 2008 was $2,280,855 compared to revenue of $11,100,092 for the year ended December 31, 2007, an $8,819,237 decrease, or 79.5%.  Revenues decreased substantially due to onerous restrictions instituted during the 3rd quarter of 2007 by a major OEM restricting our ability to reconfigure and remarket zSeries mainframe computer equipment.  These restrictions since their inception have had an adverse financial impact on the Data Center Hardware segment, as well as the Company.

Gross profit for the year ended December 31, 2008 was $(356,527) compared to gross profit of $2,341,091 for the year ended December 31, 2007, a $2,697,618 decrease, or 115.2%.  Gross margin in our Data Center Hardware segment for the year ended December 31, 2008 was (15.6%) of revenue compared to 21.1% of revenue for the year ended December 31, 2007.  This decrease was the result of the aforementioned OEM policy change.

Selling, general and administrative expenses for the year ended December 31, 2008 were $966,103 compared to selling, general and administrative expenses of $1,999,516 for the year ended December 31, 2007, a $1,033,413 decrease, or 51.7%.  The decrease was mainly the result of the restructuring that took place during the fourth quarter of 2007 caused by the OEM policy change described above.

Depreciation and amortization for the year ended December 31, 2008 was $15,470 compared to depreciation and amortization of $343,347 for the year ended December 31, 2007, a $327,877 decrease, or 95.5%.  This was the result of the reduction in intangible assets that were impaired and written off at December 31, 2007.

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$ 17,516,751	$ 20,741,618
Gross Profit	1,723,520	2,815,527
Selling, General and Administration	4,658,980	5,165,657
Depreciation and Amortization	622,183	299,655
Loss Before Benefit
for Income Taxes	(4,478,191)	(3,046,216)

Segment Assets	7,728,562	8,592,896
Goodwill	-	-
Expenditures for Property and
Equipment	72,202	190,082

Revenue for the year ended December 31, 2008 was $17,516,751 compared to revenue of $20,741,618 for the year ended December 31, 2007, a $3,224,867 decrease or 15.5%.  Revenues decreased as a result of a decrease in our wholesale remarketing revenue due to a decrease in the flow of wholesale remarketing product as the Company stopped speculating on inventory and instead, only purchased product where we had a buyer in place.  We concentrated on our fee based business where our customers use our full suite of services.  During the third quarter, we started doing business with a new customer that has accounted for 9.2% of the Company's revenue.

Gross profit for the year ended December 31, 2008 was $1,723,520 compared to gross profit of $2,815,527 for the year ended December 31, 2007, a $1,092,007 decrease or 38.8%.  Gross margin for the year ended December 31, 2008 was 9.8% compared to 13.6% for the year ended December 31, 2007.  This decrease was caused by an increase in inventory reserves of $200,000 and lower revenues which resulted in lower available gross profit dollars to cover our semi-fixed cost of goods sold.

Selling, general and administrative expense for the year ended December 31, 2008 was $4,658,980 compared to selling, general and administrative expense of $5,165,657 for the year ended December 31, 2007, a $506,677 decrease or 9.8%.  This decrease was mainly due to an increase in the amount of overhead that was absorbed by the other segments.

Depreciation and amortization for the year ended December 31, 2008 was $622,183 compared to depreciation of $299,655 for the year ended December 31, 2007, a $322,528 increase or 107.6%.  This was mainly caused by the write-off of deferred loan costs associated with changing lenders and increased amortization intangibles as the result of assets acquired in the acquisition of CCSI and a full year of amortization from a small asset purchase completed in July 2007.

Network Infrastructure Design and Support

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$ 7,490,939	-
Gross Profit	2,337,060	-
Selling, General and Administration	2,330,132	-
Depreciation and Amortization	86,048	-
Interest Expense, Net	511,436	-
Income (Loss) Before Provision
(Benefit) for Income Taxes	(590,555)	-

Segment Assets	14,487,806	-
Goodwill	6,445,006	-
Expenditures for Property and		-
Equipment	529,056	-

The Network Infrastructure Design and Support segment became part of the Company on July 1, 2008.

Liquidity and Capital Resources

Our current ratios at December 31, 2008 and December 31, 2007 were 0.91 to 1 and 1.7 to 1, respectively.  Working capital at December 31, 2008 was $(1,016,233) compared to $4,363,914 at December 31, 2007.  Working capital at December 31, 2008 decreased due to financing the operations of the company, an increase in accounts payable and accrued expenses and a decrease in inventory.  This was offset by an increase in accounts receivable.

Net cash used in operating activities for the year ended December 31, 2008 was $1,574,569 compared to $234,828 of cash provided by operating activities for the year ended December 31, 2007.  Cash used in operating activities for the year ended December 31, 2008 was primarily a result of an increase in accounts receivable, an increase in prepaid expenses and the net loss.  This was offset by a decrease in inventory and an increase in accounts payable, accrued expenses and other liabilities.   Inventory decreased due to a decrease in the inventory in transit and an increase in our inventory allowance.  Cash provided by operating activities for the year ended December 31, 2007 was primarily a result of a decrease in accounts receivable, mainly attributable to the decrease in revenues in our Data Center Hardware segment.  This was offset by an increase in inventory, a decrease in accounts payable, accrued expenses and other liabilities and the net loss.  Inventory increased due to new product purchases and an increase in parts needed to support our maintenance contracts.

Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $44,550 and $192,462, respectively.  For the year ended December 31, 2008, cash was used for the purchase of property and equipment and the cost of the acquisition.  This was offset by cash provided from the acquisition.  For the year ended December 31, 2007, cash was used for the purchase of property and equipment and advances for notes receivable, offset by the proceeds from the sale of property and equipment and the collections on notes receivable.

Net cash provided by financing activities for the year ended December 31, 2008 was $1,765,546.  Net cash used in financing activities for the years ended December 31, 2007 was $547,591.  For the year ended December 31, 2008, net cash was provided by net amounts borrowed under the current revolving line of credit, reduced by net amounts paid under previous revolving lines of credit, preferred stock dividends and payments for financing costs.  For the year ended December 31, 2007, net cash was used to pay for loan financing costs, preferred stock dividends and to reduce the revolving line of credit.

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  As of December 31, 2008, the Company had requested an over advance and as a result was paying interest at fifteen percent (15%) per annum, with all principal and interest due December 1, 2010.  We had no availability on the borrowing base at December 31, 2008.

On November 17, 2008, the Registrant signed a $750,000 Senior Secured Term Note (the “Loan”) with Victory Park Credit Opportunities Master Fund, Ltd. (the “Holder”).  The interest rate on the Note is 20.0% and has a maturity date of April 16, 2009.  The Loan is secured in accordance with that certain Pledge and Security Agreement by and between the Company and the Agent, dated June 5, 2008.  Closing fees and costs were $50,000 plus 2,000,000 shares of Common Stock of the Company that were issued, in accordance with the Security Purchase Agreement between the Company and Agent dated June 5, 2008, as amended and re-stated.

As of December 31, 2008, the Company was not in compliance with the covenants as they were originally set in the Amended and Restated Securities Purchase Agreement.  As a result, the Company signed a Second Amendment to Amended and Restated Securities Purchase Agreement.  This Amendment waived the December 31, 2008 violation and amended the financial covenants.  The amended financial covenants will take effect commencing June 30, 2009.  The new financial covenants that need to be met are as follows:

Maximum Senior Leverage	4.0 to 1.0
Maximum Senior Leverage	10.0 to 1.0
Interest Coverage	1.5 to 1.0
Fixed Charge Coverage	1.25 to 1.0
Capital Expenditures not in excess of $200,000 for any calendar year

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

We did not have any significant elements of income or loss not arising from continuing operations in 2008 or 2007 and do not expect any in 2009.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

 Item 8.               Financial Statements AND Supplementary Data

Our financial statements included in this Annual Report on Form 10-K are listed in Item 13 and begin immediately after Item 14 on pages F-1 through F-42.

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

The Company recognizes revenue when it is realized or realizable and earned.  The Company provides a limited “DOA Warranty” in connection with some of its product sales.  DOA means “Dead On Arrival” and is a commonly used term in the computer industry.  If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available.  The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option.  Based on an internal study by management, we determined that approximately 4% of Company’s sales that are covered under this warranty are returned to the Company.  The Company has alternative methods to sell the returned equipment by tearing it down and selling the working components as parts and the non-working components to metal recyclers.  The alternative sales methods are rarely below the original cost of the equipment.  The Company has not had any significant differences for the years ended December 31, 2008 and 2007.  Therefore, no warranty reserve has been recorded.  Should a reserve be recorded, it would increase both cost of sales and accrued expenses.  The Company has however set up a sales returns and allowances reserve of $18,000.  This account is reviewed quarterly and any additional reserve would decrease sales and increase the reserve.

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

The Company in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, performs impairment tests in the fourth quarter of each year.  As of December 31, 2008, the Company performed impairment tests and determined that the carrying values of such assets were not impaired as of that date.  As a result of the impairment test performed at December 31, 2007, the Company determined that the carrying value of goodwill and intangibles was impaired and recorded an impairment charge of $7,206,698.  Of this amount $5,154,782 was for goodwill impairment and $2,051,916 was for intangible impairment.  These impairment charges were all associated with the Data Center Hardware reporting unit.  This impairment was caused by what the Company believes to be anti-competitive practices by a leading OEM.  These practices have significantly impacted the entire industry for remarketing zSeries mainframe systems and, since implemented during the third quarter, have had a substantial, adverse financial impact on the Data Center Hardware segment.

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

Impact Of Recently Issued Accounting Standards

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 160 – Non-controlling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2008.  Based upon this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective, due to the material weaknesses in internal control over financial reporting described below, at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our Board of Directors were advised by Morison Cogen LLP., our independent registered public accounting firm, that during their performance of the audit for the year ended December 31, 2008, they did not identify any material weaknesses in our internal control over financial reporting.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

AS of March 1, 2009, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	45	Chairman, Chief Executive Officer, Director
Seth A. Grossman (1)(2)	43	President, Chief Operating Officer, Director
Edward L. Cummings	60	Chief Financial Officer, Treasurer, Director
David Harris	46	Vice President, Information Technology and Systems
R. Keith Elliott (3)	67	Director
Robert W. VanHellemont	63	Director
Geoffrey A. Smith	51	Director
(1) Resigned from Board on March 7, 2009
(2) Employment ended March 9, 2009
(3) Resigned from Board on February 27, 2009

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

Seth A. Grossman was hired on March 14, 2005 as the President and Chief Operating Officer.  He had joined the Board of Directors in November 2003.  He resigned from the Board of Directors on March 7, 2009.  Prior to joining the Company, Mr. Grossman was the Executive Vice President and Chief Strategic Officer of ION Media Networks (AMEX:ION), formerly Paxson Communications Corporation.  He joined ION Media Networks in 1995 as its Director of Finance, before assuming additional responsibilities as SVP of Investor Relations and Corporate Development and then Chief Financial Officer.  Prior to his tenure at ION, Mr. Grossman was a Senior Associate with Houlihan, Lokey, Howard & Zukin, a specialty investment bank in New York where he concentrated on corporate finance, valuation advisory and restructuring.  Mr. Grossman was also a partner with McFerren Holding Co., a Central and Eastern European privatization consulting firm. Mr. Grossman holds a BBA with distinction from the University of Michigan and an MBA from the Harvard Graduate School of Business Administration.  He has previously served as a director on the Board of the Enterprise Development Corporation of South Florida, a not-for-profit technology enterprise development concern.  Mr. Grossman's employment ended on March 9, 2009.

Edward L. Cummings co-founded QSGI INC. and has served as its Chief Financial Officer and Treasurer since inception.  He resigned from the Board on October 23, 2008 to reduce the size of the Board.  He served as Executive Vice President, Chief Financial Officer and Secretary of Intellesale, Inc. from July 1999 to February 2001.  He joined its predecessor company Universal Commodities Corp. in October 1995 as controller and was elected to the board of directors in January 1997.  From September 1994 to October 1995 he owned TCC, Inc., an operator of several retail gift shops.  From December 1981 to September 1994 he was Chief Financial Officer and Treasurer of Albert E. Price, Inc., a giftware import and export company.

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

R. Keith Elliott was appointed to the board of directors in January 2003 to fill a vacancy.  His term of office expires at the 2010 annual meeting.  Mr. Elliott is the retired chairman and chief executive officer of Hercules, Inc.  From 1991 to April 2000, he served Hercules, Inc. as Senior Vice President and Chief Financial Officer; Executive Vice President and Chief Financial Officer; President and Chief Operating Officer; President and Chief Executive Officer; and Chairman of the Board of Directors.  Hercules, Inc. is a multi-national specialty chemical manufacturer.  Mr. Elliott is a member of the Board of Directors of Checkpoint Systems, Inc., a multi-national manufacturer of electronic labeling systems used in the retail industry to identify products and reduce theft, Wilmington Trust Company, which provides customized financial alternatives for wealth advisory clients, corporate clients, and regional banking clients, and the Institute for Defense Analyses, a federally funded research and development company.  Mr. Elliott serves as Chairman of the Compensation Committee and is a member of the Audit

Committee of the Board of Directors.  The Board of Directors has determined that Mr. Elliott is an Audit Committee Financial Expert, as that term is defined in the rules issued pursuant to the Sarbanes-Oxley Act of 2002.  This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the audit committee or board of directors.  The Board of Directors has also determined that Mr. Elliott is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.  Effective February 27, 2009, Mr. Elliott tendered his resignation from the Board of Directors for personal reasons.

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

Stock options granted under the Flexible Stock Plan may vest ratably, or over a period of five or ten years.  The term is at the discretion of the Committee.  The number of shares of stock underlying options granted to the CEO and each Named Executives in 2008 and 2007 is shown in the table below.  The number of shares, option exercise prices, and expiration dates relating to all outstanding stock options that are held by the CEO and each of the Named Executives as of December 31, 2008 and 2007, are shown in the table below.  Information relating to options exercised during 2008 and 2007 for the CEO and each Named Executive is shown in the table below.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and the two other most highly compensated officers that was paid by us during the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1) (6)	2008	$ 424,000	$ -	$ -	$ 66,656	$ -	$ -	$ 20,000	$ 510,656
Chairman, CEO and	2007	$ 424,000	$ -	$ -	$ -	$ -	$ -	$ 20,000	$ 444,000
President

Seth A. Grossman(1) (3) (6)	2008	$ 339,200	$ -	$ -	$ 33,328	$ -	$ -	$ -	$ 372,528
President and Chief	2007	$ 339,200	$ -	$ -	$ -	$ -	$ -	$ -	$ 339,200
Operating Officer

Edward L. Cummings(1) (6)	2008	$ 254,400	$ -	$ -	$ 33,328	$ -	$ -	$ -	$ 287,728
CFO and Treasurer	2007	$ 254,400	$ -	$ -	$ -	$ -	$ -	$ -	$ 254,400

Joel L. Owens(2)	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Vice President	2007	$ 463,457	$ -	$ -	$ -	$ -	$ -	$ -	$ 463,457

Vivek J. Agarwal(4) (5)	2008	$ 80,516	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,516
Sales Representative	2007	$ 158,057	$ -	$ -	$ 4,828	$ -	$ -	$ -	$ 162,885

(1)	See “Employment Contracts” below for agreements entered into with executive officers.

(2)	Employment ended on November 15, 2007.

(3)	Employment ended on March 9, 2009

(4)
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

(5)	Employment ended on October 31, 2008.

(6)
One grant was issued for each Officer.  The option value was based on the grant date fair value of $0.16 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price.  The Black-Scholes model was used with the following assumptions:  dividend yield of 0%; expected volatility of 80.61%; risk-free interest rate of 3.01%; and expected lives of 10 years.

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2008:

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Marc Sherman	9/19/2008	$ -	$ -	-	$ -	-	-	500,000	-	$0.16
Seth A. Grossman(1)	9/19/2008	$ -	$ -	-	$ -	-	-	250,000	-	$0.16
Edward L. Cummings	9/19/2008	$ -	$ -	-	$ -	-	-	250,000	-	$0.16

(1)  Employment ended on March 9, 2009

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning Equity Awards held on December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable (1)	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Exercisable	Unexercisable
Marc Sherman	250,000	--	--	$0.026	2011	--	--
Marc Sherman	125,000	--	--	$0.026	2012	--	--
Marc Sherman	1,000,000	--	--	$2.00	2014	--	--
Marc Sherman	500,000	--	--	$1.44	2014	--	--
Marc Sherman	500,000	--	--	$1.90	2014	--	--
Marc Sherman	1,000,000	--	--	$2.50	2015	--	--
Marc Sherman	500,000	--	--	$0.16	2018
Seth A. Grossman	125,000	--	--	$2.13	2013	--	--
Seth A. Grossman	100,000	--	--	$2.00	2014	--	--
Seth A. Grossman	100,000	--	--	$1.44	2014	--	--
Seth A. Grossman	100,000	--	--	$1.90	2014	--	--
Seth A. Grossman	3,000,000	--	--	$2.75	2015	--	--
Seth A. Grossman	250,000	--	--	$0.16	2018
Edward L. Cummings	250,000	--	--	$0.026	2011	--	--
Edward L. Cummings	100,000	--	--	$0.026	2012	--	--
Edward L. Cummings	250,000	--	--	$2.00	2014	--	--
Edward L. Cummings	250,000	--	--	$1.44	2014	--	--
Edward L. Cummings	250,000	--	--	$1.90	2014	--	--
Edward L. Cummings	500,000	--	--	$2.50	2015	--	--
Edward L. Cummings	250,000	--	--	$0.16	2018

(1)	All options have vested.

Options Exercises and Stock Vested

Outstanding Equity Awards at Fiscal Year-End
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable	Unexercisable
Marc Sherman	--	--	--	--
Seth A. Grossman	--	--	--	--
Edward L. Cummings	--	--	--	--
Joel L. Owens	--	--	--	--

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

Director Compensation
Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Cunningham	$ 6,250	-	-	-	-	-	$ 6,250

R. Keith Elliott	$ 25,000	-	-	-	-	-	$ 25,000

Geoffrey Smith	$ 25,000	-	-	-	-	-	$ 25,000

Robert W. VanHellemont	$ 25,000	-	-	-	-	-	$ 25,000

On April 18, 2008, John Cunningham resigned from the Board of Directors due to personal reasons.  On October 23, 2008, Edward L. Cummings resigned from the Board of Directors to reduce the size of the Board of Directors to create managerial efficiencies at the Board level.  On February 27, 2009, R. Keith Elliott resigned from the Board of Directors due to personal reasons.

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

(3)	On December 29, 2008, Mr. Grossman was advised by the Company that his contract would no longer roll and shall hereafter be for a period of three (3) calendar years starting with January 1, 2009.

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

The following table shows post employment compensation as if the triggering event took place on December 31, 2008:

Post Employment Compensation
Name	2009 ($)	20010 ($)	2011 ($)
Marc Sherman	424,000	424,000	424,000
Seth A. Grossman	339,200	339,200	339,200
Edward L. Cummings	254,400	254,400	254,400

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 70 Lake Drive Hightstown, NJ 08520	6,525,800	8.5%
Common	Seth A. Grossman c/o 70 Lake Drive Hightstown, NJ 08520	3,675,000	4.8%
Common	Edward L. Cummings c/o 70 Lake Drive Hightstown, NJ 08520	3,968,200	5.2%
Common	R. Keith Elliott c/o 70 Lake Drive Hightstown, NJ 08520	525,000	*

Common	Geoffrey A. Smith c/o 70 Lake Drive Hightstown, NJ	100,000	*
Common	Robert W. VanHellemont c/o 70 Lake Drive Hightstown, NJ 08520	298,500	*
Common	All Directors and Executive Officers as a Group (6 Persons)	15,092,500	19.8%
________________________________
*       The amount shown is less than 1% of the outstanding shares of common stock.
1.
This table includes presently exercisable stock options.   The following directors and executive officers hold the number of presently exercisable options (all of which may be exercised at any time) set forth following their respective names: Edward L. Cummings – 1,850,000; R. Keith Elliott – 525,000; Seth A. Grossman –3,675,000; Marc Sherman –3,875,000;  Geoffrey A. Smith – 100,000; and Robert W. VanHellemont – 275,000.  All directors and executive officers as a group (6 persons) – 10,300,000.

2.	Includes 85,300 shares beneficially owned by Mr. Sherman’s children for whom Mr. Sherman has sole voting and dispositive power.

Set forth in the table below is information, as of March 1, 2009, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

John S. Riconda c/o CCSI 200 Knickerbacher Avenue Bohemia, NY 11716	16,500,000	21.6%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	5,555,973	7.3%

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 – “Market for Common Equity and Related Stockholder Matters” above.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

Loans from Principal Stockholders/Executive Officers

As of December 31, 2008 and 2007, there were no outstanding loans or notes due to or due from principal stockholders or executive officers.

Sales to Related Party

The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, who is a principal stockholder of the Company.  Marc Sherman's sister is part owner of Keystone Memory Group.  Mr. Sherman has no business experience with Keystone.

Sales to Keystone amounted to approximately $47,000 and $85,000 for the years ended December 31, 2008 and 2007, respectively.  Accounts receivable from this customer amounted to $10,852 at December 31, 2008 and $49,529 at December 31, 2007.

Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices.  The products primarily consist of Random Access Memory modules.

Other Related Party Transaction

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors.  The lease is considered an operating lease.  For the years ended December 31, 2008 and 2007, rent expense for this lease amounted to $81,464 and $221,788, respectively.  Accounts payable to this vendor were $2,086 and $0 at December 31, 2008 and 2007, respectively.

In November 2007, the Company exercised an option to purchase a portion of the assets from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.

In October 2008, the Company released a portion of the assets from Varilease Technology Finance Group for $2,086 per month for twenty four months.  This release reduces the monthly rental by approximately $6,500 per month.

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

Item 14.            Principal accountant fees and services

During 2008 and 2007, we paid the following fees, including out of pocket expense reimbursements, to Morison Cogen LLP and RubinBrown LLP:

2008 Morison Cogen LLP		2008 RubinBrown LLP	2007 RubinBrown LLP
Audit Fees Audit-Related Fees (2) Tax Fees (3) Total	$17,800 0 0 $ 0	$26,000 (1) 3,705 27,500 $57,205	$ 200,000 62,000 48,000 $ 310,000

(1)  Audit fees consist of fees for the review of the first and second quarter 2008 financial statements.

(2) Audited-related fees include consultation concerning financial accounting and reporting standards and acquisitions, acquisition due diligence services, and work performed in connection with registration statements filed with the SEC.

(3) Tax Fees include tax planning, compliance for federal and state income taxes.

QSGI INC.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. QSGI INC.’s Audit Committee has received the written disclosure and the letter from Morison Cogen LLP and RubinBrown LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Morison Cogen LLP and RubinBrown LLP their independence.

PART IV

Item 15.                      Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-K.

The financial statements listed below appear immediately after page 51.

Report of Independent Registered Public Accounting Firm	F-1 – F-3
Financial Statements
Balance Sheet	F-4 – F-5
Statement Of Operations	F-6
Statement Of Stockholders’ Equity	F-7
Statement Of Cash Flows	F-8 – F-9
Notes To Financial Statements	F-10 – F-44

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: March 30, 2009	By:	/s/ Marc Sherman
Marc Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, and Chief Executive Officer	March 30, 2009

/s/ Edward L. Cummings Edward L. Cummings	Chief Financial Officer, & Treasurer	March 30, 2009

/s/ Robert W. VanHellemont Robert W. VanHellemont	Director	March 30, 2009

/s/ Geoffrey A. Smith Geoffrey A. Smith	Director	March 30, 2009

List Of Exhibits

Exhibit Number	Description
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

23.1***	Consent of Morison Cogen LLP
23.2***	Consent of RubinBrown LLP
31.1***	Chairman and Chief Executive Officer Certification
31.2***	President and Chief Operating Officer Certification
31.3***	Chief Financial Officer and Treasurer Certification
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheet of QSGI INC. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financing reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

Board Of Directors And Stockholders
QSGI, INC.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has reported significant losses from operations and is in default of its line-of-credit agreement.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen, LLC
Bala Cynwyd, Pennsylvania
March 27, 2009

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Hightstown, New Jersey

We have audited the accompanying consolidated balance sheet of QSGI INC. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financing reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has reported significant losses from operations and was in default of its line-of-credit agreement.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RubinBrown LLP

St. Louis, Missouri
April 14, 2008

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	December 31,
	2008	2007
Current Assets
Cash and cash equivalents	$274,150	$127,723
Accounts receivable, net of reserve of $1,075,471
and $955,599 in 2008 and 2007, respectively	4,689,376	3,853,362
Inventories	5,144,010	6,578,031
Prepaid expenses and other assets	242,659	163,553
Total Current Assets	10,350,195	10,722,669

Property And Equipment, Net	727,454	286,766

Goodwill	7,934,627	1,489,621

Intangibles, Net	6,017,968	470,348

Other Assets	285,198	448,066

Total Assets	$25,315,442	$13,417,470

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities And Stockholders' Equity (Deficit)

	December 31,	December 31,
	2008	2007
Current Liabilities
Revolving line of credit	$5,351,130	$3,754,061
Accounts payable	4,128,170	1,109,940
Accrued expenses	1,048,652	654,461
Accrued payroll	164,311	88,818
Deferred revenue	385,805	439,865
Other current liabilities	288,360	311,610
Total Current Liabilities	11,366,428	6,358,755

Long-Term Deferred Revenue	19,000	142,772

Notes Payable - Principal Stockholder	10,000,000	—

Deferred Income Taxes	27,300	27,300

Total Liabilities	21,412,728	6,528,827

Redeemable Convertible Preferred Stock	4,257,910	4,238,685

Commitments And Contingencies (Notes 2, 8 And 14)

Stockholders' Equity (Deficit)
Preferred shares: authorized 5,000,000 in 2008
and 2007, $0.01 par value, none issued	—	—
Common shares: authorized 95,000,000 in 2008 and 2007,
$0.01 par value; 48,547,716 shares issued and outstanding in 2008, of which 10,000,000 shares were contingent acquisition shares held
in escrow, and 31,172,716 shares issued and outstanding in 2007	385,477	311,727
Additional paid-in capital	16,723,724	14,134,298
Accumulated deficit	(17,464,397)	(11,796,067)
Total Stockholders' Equity (Deficit)	(355,196)	2,649,958

Total Liabilities and Stockholders' Equity (Deficit)	$25,315,442	$13,417,470

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2008	2007

Product Revenue	$19,768,862	$30,126,257
Service Revenue	14,382,038	7,094,853
Total Revenue	34,150,900	37,221,110

Cost Of Products Sold	19,079,155	25,525,836
Cost Of Services Sold	7,591,768	2,516,833
Cost Of Sales	26,670,923	28,042,669

Gross Profit	7,479,977	9,178,441

Selling, General And Administrative Expenses	10,983,302	9,905,064

Goodwill And Asset Impairment	—	7,206,698

Depreciation And Amortization	727,581	702,310

Interest Expense, Net of interest income	1,432,065	396,417

Loss Before Provision For Income Taxes	(5,662,971)	(9,032,048)

Provision For Income Taxes	5,359	243,804

Net Loss	(5,668,330)	(9,275,852)

Accretion To Redemption Value Of Preferred Stock	19,225	18,108

Preferred Stock Dividend	258,708	258,000

Net Loss Available To Common Stockholders	$(5,946,263)	$(9,551,960)

Net Loss Per Common Share - Basic and Diluted	$(0.17)	$(0.31)

Weighted Average Number Of Common Shares
Outstanding - Basic and Diluted	34,340,066	31,172,716

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2008 And 2007

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance (Deficit) -
January 1, 2007	31,172,716	$311,727	$14,390,976	$(2,482,215)	$12,220,488

Fin 48 Adoption	—	—	—	(38,000)	(38,000)

Stock Option Compensation	—	—	19,430	—	19,430

Preferred Stock Dividend	—	—	(258,000)	—	(258,000)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(18,108)	—	(18,108)

Net Loss	—	—	—	(9,275,852)	(9,275,852)

Balance (Deficit) -
December 31, 2007	31,172,716	311,727	14,134,298	(11,796,067)	2,649,958

Stock issued for acquisition	3,500,000	35,000	735,000	—	770,000

Warrants issued for acquisition	—	—	1,287,878	—	1,287,878

Stock issued for financing	3,875,000	38,750	695,000	—	733,750

Stock Option Compensation	—	—	149,481	—	149,481

Preferred Stock Dividend	—	—	(258,708)	—	(258,708)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(19,225)	—	(19,225)

Net Loss	—	—	—	(5,668,330)	(5,668,330)

Balance (Deficit) -
December 31, 2008	38,547,716	$385,477	$16,723,724	$(17,464,397)	$(355,196)

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(5,668,330)	$(9,275,852)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Goodwill and asset impairment	—	7,206,698
Depreciation and amortization	727,581	702,130
Stock option compensation expense	149,481	19,430
Amortization of Original Issue Discount	258,083	—
Deferred income taxes	(56,247)	174,336
Allowance for doubtful accounts	418,885	713,500
Inventory allowance	848,000	176,000
Changes in assets and liabilities; net of acquisition
Accounts receivable	(321,878)	2,977,775
Inventories	1,075,146	(1,771,321)
Prepaid expenses and other current assets	(100,912)	23,389
Other assets	435,622	(50,417)
Accounts payable, accrued expenses and other liabilities	660,000	(660,840)
Net Cash Provided By (Used In) Operating Activities	(1,574,569)	234,828

Cash Flows From Investing Activities
Advances for notes receivable	—	(96,250)
Collections of notes receivable	—	53,200
Cost of Acquisition	(192,563)	—
Cash from business acquired	255,714	—
Purchases of property and equipment	(107,701)	(211,713)
Proceeds from sale of equipment	—	62,301
Net Cash Used In Investing Activities	(44,550)	(192,462)

Cash Flows From Financing Activities
Net amounts paid under previous revolving line of credit	(3,776,929)	—
Payments for financing costs	(25,614)	(127,827)
Preferred stock dividends	(258,708)	(258,000)
Net amounts borrowed under current revolving line of credit	5,826,797	(161,764)
Net Cash Provided By (Used In) Financing Activities	1,765,546	(547,591)

Net Increase (Decrease) In Cash And Cash Equivalents	146,427	(505,225)

Cash And Cash Equivalents - Beginning Of Year	127,723	632,948

Cash And Cash Equivalents - End Of Year	$274,150	$127,723

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2008	2007

Supplemental disclosure of cash flow information
Income Taxes Paid	$63,982	$62,591
Interest Paid	526,738	406,306

Supplemental schedule of non-cash financing and investing activities
Stock issued for financing	$733,750	—

Assets acquired through the reduction of accounts receivable	—	$346,000

Stock issued for acquisition	$770,000	—
Warrants issued for acquisition	1,287,878	—
Note issued for acquisition	10,000,000	—
Accrued acquisition costs	940,559	—

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 And 2007

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

On July 8, 2008, the Company purchased Contemporary Computer Services, Inc. (CCSI).  CCSI provides corporate, government and education clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations’ network hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).

The Company has office and warehouse space in Hightstown, New Jersey, Eagan, Minnesota, Bohemia, New York and Carteret, New Jersey and satellite sales and business development offices in Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Texas, and Wisconsin.

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

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2008 and 2007, a warranty reserve was not considered necessary.

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

Concentration of Credit Risk Involving Cash

At December 31, 2008, the Company has deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000.

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

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The allowance for doubtful accounts at December 31, 2008 and 2007, and changes in the allowance for the years then ended are as follows:

	Balance At	Provision	Write-Offs,	Balance
	Beginning	For Doubtful	Net Of	At End
Year	Of Year	Accounts	Recoveries	Of Year

2007	$ 780,116	$ 713,500	$ 538,017	$ 955,599
2008	955,599	418,885	299,013	1,075,471

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

Property, equipment, leasehold improvements, computer hardware and software are depreciated or amortized using the straight-line method over two to five-year periods.  Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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

Advertising Costs

Advertising costs are expensed on the first date the advertisement takes place.  Advertising expense amounted to $99,291 in 2008 and $89,477 in 2007.

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

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the computation of basic and diluted net loss per share:
	2008	2007

Net loss available to common stockholders	$(5,946,263)	$(9,551,960)

Determination of basic and diluted shares:
Basic weighted average shares outstanding	34,340,066	31,172,716

Diluted weighted average shares outstanding	34,340,066	31,172,716

Net Loss Per Common Share - Basic	$(0.17)	$(0.31)

Net Loss Per Common Share - Diluted	$(0.17)	$(0.31)

In 2008, the Company excluded 1,048,175 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

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

The weighted average per share fair value of the options granted was $0.11 and $1.41 for the years ended December 31, 2008 and 2007, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 160 – Non-controlling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

2.         Management's Plans, Liquidity and Going Concern

The Company has incurred net losses in each of the last four years.  This condition raises substantial doubt about the Company's ability to continue as a

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

going concern.  These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that the Company and the Lender continue to work together in a cooperative and constructive manner.

3.         Inventories

Inventories consist of:

	2008	2007

Finished goods	$6,206,761	$6,120,473
Inventory in transit	36,249	708,558
Allowance for excess and obsolescence	(1,099,000)	(251,000)

	$5,144,010	$6,578,031

4.         Property And Equipment

Property and equipment consist of:

	2008	2007

Furniture and fixtures	$576,831	$114,798
Equipment	2,012,792	454,921
Leasehold improvements	827,812	130,754
Computer equipment and software	584,674	599,503
	4,002,109	1,299,976
Less: Accumulated depreciation	3,274,655	1,013,210

	$727,454	$286,766

Depreciation and amortization charged against income for all property and equipment amounted to $255,587 and $278,887 for the years ended December 31, 2008 and 2007, respectively.

5.         Goodwill and Other Intangible Assets

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The Company’s reporting units are the same as its reportable business segments.  Goodwill was assigned to the Data Center Hardware, Data Center Maintenance and Network Infrastructure Design and Support reporting units at their acquisition.

Intangibles increased during 2008 as the result of the acquisition of Contemporary Computer Services, Inc. (CCSI) that was completed effective July 1, 2008 (Note 6).  The intangibles consisted of customer lists and employee non-compete agreements.  Amortization of those intangibles is computed on a straight-line basis over six to nine years starting July 1, 2008.  The increase in intangibles occurred in the Network Infrastructure Design and Support segment.  The acquisition was funded by a combination of 3,500,000 shares of common stock and a $10,000,000 note payable which bears an interest rate of ten percent per annum.

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

During the fourth quarter of 2008, the Company performed an impairment test and determined that the carrying value of goodwill and intangibles were not impaired as of that date.  During the fourth quarter of 2007, the Company performed an impairment test on goodwill and intangibles and had determined that their carrying value was impaired and recorded an impairment charge of $5,154,782 for goodwill and $2,051,916 for intangibles associated with the Data Center Hardware reporting unit.

The 2007 impairment of goodwill and intangibles was due to what the Company believes to be actionable, anticompetitive business practices by a leading OEM.  This OEM significantly diminished the Company’s ability to resell IBM zSeries mainframe systems by setting onerous restrictions around the ability to upgrade or downgrade the configuration deployed on the system.  As a result, the Company’s hardware trading business was significantly reduced, which resulted in a total write-off of goodwill and intangibles in the Data Center Hardware segment.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

At December 31, 2008 and 2007, the balance of goodwill and intangible assets is as follows:

	2008	2007

Goodwill	$7,934,627	$1,489,621
Intangible assets with indefinite lives	3,100,000	70,000
Intangible assets with finite lives, net	2,917,968	400,348

	$13,952,595	$1,959,969

At December 31, 2008 and 2007, the balance of goodwill by segment is as follows:

			Data	Network
	Data	Data	Security	Infrastructure
	Center	Center	And	Design and
	Hardware	Maintenance	Compliance	Support	Total

Balance January 1, 2007	$5,154,782	$1,489,621	$—	$—	$6,644,403
Less: Impairment	(5,154,782)	—	—	—	(5,154,782)
Balance December 31, 2007	$—	$1,489,621	$—	$—	$1,489,621
Add: Acq. of CCSI	—	—	—	6,445,006	6,445,006

Balance December 31, 2008	$—	$1,489,621	$—	$6,445,006	$7,934,627

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Intangibles with indefinite lives relate principally to trade names.  At December 31, 2008 and 2007, the balance of intangibles with indefinite lives by segment is as follows:

			Data	Network
	Data	Data	Security	Infrastructure
	Center	Center	And	Design and
	Hardware	Maintenance	Compliance	Support	Total

Balance January 1, 2007	$840,000	$70,000	$—	$—	$910,000
Less: Impairment	(840,000)	—	—	—	(840,000)
Balance December 31, 2007	$—	$70,000	$—	$—	$70,000
Add: Acq. of CCSI	—	—	—	3,030,000	3,030,000

Balance December 31, 2008	$—	$70,000	$—	$3,030,000	$3,100,000

Intangibles with finite lives relate principally to the following:

			2008
	2007	2008	Adjusted
	Cost	Additions	Cost

Customer lists	$120,000	$2,760,000	$2,880,000
Database	25,000	—	25,000
Employee
non-competes	197,000	80,000	277,000
Website	50,000	—	50,000
EBay Storefront	240,000	—	240,000

Total	$632,000	$2,840,000	$3,472,000

		Amortization
	2007	on Intangibles	Amortization	2008	2008	Remaining
	Accumulated	acquired prior	on 2008	Accumulated	Net	Amortization
	Amortization	to 2008	Acquisition	Amortization	Intangibles	Life (Years)

Customer lists	$48,840	$13,320	$153,330	$215,490	$2,664,510	4.3 to 8.5
Database	4,164	8,328	—	12,492	12,508	1.5
Employee
non-competes	130,312	42,732	7,998	181,042	95,958	0.3 to 5.5
Website	8,334	16,668	—	25,002	24,998	1.5
EBay Storefront	40,002	80,004	—	120,006	119,994	1.5

Total	$231,652	$161,052	$161,328	$554,032	$2,917,968

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	January 1,			December 31,
	2007	Additions	Impairments	2007

Customer lists – gross	$1,640,000	$—	$(1,520,000)	$120,000
Less accumulated amortization	485,888	182,208	(619,256)	48,840
Customer lists – net	1,154,112	(182,208)	(900,744)	71,160

Database – gross	400,000	25,000	(400,000)	25,000
Less accumulated amortization	118,528	48,612	(162,976)	4,164
Database – net	281,472	(23,612)	(237,024)	20,836

Employee non-competes – gross	450,000	25,000	(278,000)	197,000
Less accumulated amortization	240,000	94,164	(203,852)	130,312
Employee non-competes – net	210,000	(69,164)	(74,148)	66,688

Website – gross	—	50,000	—	50,000
Less accumulated amortization	—	8,334	—	8,334
Website – net	—	41,666	—	41,666

EBay Storefront – gross	—	240,000	—	240,000
Less accumulated amortization	—	40,002	—	40,002
Ebay Storefront – net	—	199,998	—	199,998

Total finite lived intangibles- gross	2,490,000	340,000	(2,198,000)	632,000
Less accumulated amortization	844,416	373,320	(986,084)	231,652
Total finite lived intangibles- net	$1,645,584	$(148,888)	$(1,211,916)	$400,348

Amortization of intangibles is computed on a straight-line basis and based on December 31, 2008 balances, expected amortization expense in each of the next five years and thereafter is as follows:

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Year	Amount

2009	$460,752
2010	392,656
2011	335,976
2012	335,976
2013	319,238
Thereafter	1,073,370

$2,917,968

6.         Business Acquisition

In July, the Company completed the purchase of all of the outstanding shares of Contemporary Computer Service, Inc. (CCSI).  CCSI provides corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations’ network hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).  The cost of the acquired entity was $13,191,080 plus an additional stock earn out of up to an additional 10 million shares of common stock based on achieving certain performance milestones.  The $13,191,080 purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $770,000, based upon the average market price for QSGI’s common stock for two days before, the day of and two days after May 7, 2008, the announcement date, senior bank and seller financing in the amount of $10 million dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share valued at $1,287,878, based upon the closing price on July 7, 2008, the date immediately prior to the announcement.  The Company also incurred direct acquisition costs of $1,133,202.

Certain cost of the acquisition was allocated to identifiable intangibles of $5,870,000 and goodwill of $6,445,006.

The identifiable intangibles are comprised of the following:

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Identifiable Intangible Asset	Fair Value	Remaining Useful Life

Non-Competition Agreement	$80,000	6 years
Trademark/Trade Name	3,030,000	Indefinite
List of Customers	2,760,000	9 years

Total	$5,870,000

The amortizable expense related to the acquisition amounted to $161,108 for the year ended December 31, 2008.

The goodwill and trademark recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets.

The following table summarizes the fair value of the CCSI assets acquired and liabilities assumed as of July 1, 2008:

(Unaudited)
Assets acquired:
Current assets	$1,776,826
Property, plan and equipment	588,573
Intangible assets subject to amortization:
Software	2,958
Other Assets	62,622
Total assets acquired	$2,430,979

Liabilities assumed:
Accounts payable and accrued expenses	$1,382,714
Deferred revenue	341,890
Notes and loans payable	22,801
Total liabilities	1,747,405
Net assets acquired	$683,574

In considering the benefits of the CCSI acquisition, management recognized the strategic complement of CCSI’s trade name, services and customer database.  This complement provides a strong platform for further development of our management services.

The results of CCSI have been included in the Condensed Consolidated Financial Statements since July 1, 2008.  Unaudited pro-forma results of operations for the twelve months ended December 31, 2008 are included below.  Such pro-forma information assumes that the acquisition had occurred as of January 1, 2008, and

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

revenue is presented in accordance with our accounting policies.  This summary is not necessarily indicative of that our result of operations would have been had CCSI been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenue	$ 40,122,736	$ 50,944,148

Net (Loss) Available to Common Stockholders	(6,425,036)	(9,214,194)

Net Income Per Common Share – Basic and Diluted	$ (0.18)	$ (0.27)

7.         Other Assets

Other assets consist of:

	2008	2007

Deposits	$155,748	$83,306
Trademark	7,885	7,885
Patent, net of amortization of $5,751
in 2008 and $4,541 in 2007	18,464	19,675
Deferred loan costs	42,132	116,435
Notes receivable	60,036	150,725
Other	933	70,040

	$285,198	$448,066

The patent is being amortized over a 20-year life.  Patent amortization expense in 2008 and 2007 amounted to $1,211.  Expected amortization expense in each of the next five years is $1,211 per year.

Notes receivable consist of secured amounts due from one current employee, bearing interest at a rate of 0% payable in varying amounts through 2011.

8.         Financing Arrangements

Revolving Line Of Credit

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  As of December 31, 2008, the Company had requested an over advance and as a result was paying interest at fifteen percent (15%) per annum, with all principal and interest due December 1, 2010.  We had no availability on the borrowing base at December 31, 2008. In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the year ended December 31, 2008, the Company recognized $130,010 of interest expense related to the original issue discount, and has $476,240 remaining to be recognized.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At December 31, 2008, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount was recorded as additional debt issuance costs in July 2008 and will be recognized as interest expense on a straight -line basis over the thirty month term of the financing agreement.  During the year ended December 31, 2008, the Company recognized $96,000 of interest expense related to the original issue discount.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).

As of December 31, 2008, the Company was not in compliance with the covenants as they were originally set in the Amended and Restated Securities Purchase Agreement.  As a result, the Company signed a Second Amendment to Amended and Restated Securities Purchase Agreement.  This Amendment waived the December 31, 2008 violation and amended the financial covenants.  The amended financial covenants will take effect commencing June 30, 2009.  The new financial covenants that need to be met are as follows:

Maximum Senior Leverage	4.0 to 1.0
Maximum Senior Leverage	10.0 to 1.0
Interest Coverage	1.5 to 1.0
Fixed Charge Coverage	1.25 to 1.0
Capital Expenditures not in excess of $200,000 for any calendar year

On November 17, 2008, the Company signed a $750,000 Senior Secured Term Note (the “Loan”) with Victory Park Credit Opportunities Master Fund, Ltd. (the “Holder”).  The interest rate on the Note is 20.0% and has a maturity date of April 16, 2009.  The Loan is secured in accordance with that certain Pledge and Security Agreement by and between the Company and the Agent, dated June 5, 2008.  Closing fees and costs were $50,000 plus 2,000,000 shares of Common Stock of the Company that were issued, in accordance with the Security Purchase Agreement between the Company and Agent dated June 5, 2008, as amended and re-stated.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Previous Revolving Line Of Credit

On January 17, 2007, the Company completed the financing of a $7,500,000 working capital facility with Wells Fargo Bank, which increased and replaced a similar based line of credit of $4,250,000.  The revolving line-of-credit agreement provided for borrowings limited to the lesser of $7,500,000 or the borrowing base of 85% of eligible accounts receivable plus 45% of inventories, with eligible inventories not to exceed $3,000,000.  The revolving line-of-credit agreement contained certain financial covenants, including minimum net income requirements.

Availability on the borrowing base at December 31, 2007 was $287,684.  Interest on this loan was payable monthly at the prime rate plus 1.5% (8.75% at December 31, 2007), with all principal and interest due January 24, 2010.  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit was classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

The Company was in not in compliance with all of its covenants at December 31, 2007.  The bank had notified the Company that it was out of compliance with its covenants and was in default on the loan.  In February 2008, the bank began charging interest at a default rate equal to the prime rate plus 2.5%, and charged a fee of $20,000.  This loan was paid in full in July 2008 in connection with the new line of credit arrangement.

9.         Redeemable Convertible Preferred Stock

In December 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4,200,000.  The Company received the proceeds in two payments.  The first payment, net of offering costs, of $1,967,220 was received at the time of signing and $2,236,301 was received at the beginning of January 2006.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

10.       Stockholders’ Equity

Stock Option Grants

Stock option compensation expense in the amount of $149,481 and $19,430 was recorded in 2008 and 2007, respectively.

A summary of stock option activity is as follows:

	2008		2007
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	11,369,834	$1.930	12,221,834	$1.972
Granted	1,955,000	0.160	40,000	1.405
Exercised	—	—	—	—
Forfeited	—	—	(892,000)	2.471

Outstanding at December 31	13,324,834	$1.671	11,369,834	$1.930

Exercisable at December 31	12,532,834	$1.763	11,330,834	$1.932

Options amounting to 1,955,000 were issued to employees in 2008 at an exercise price of $0.16.  Stock option compensation expense related to options in the amount of $149,481 was recorded in 2008.  Options amounting to 40,000 were issued to employees in 2007 at an exercise price of $1.40.  Stock option compensation related to options in the amount of $19,430 was recorded in 2007.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The weighted average per share fair value of the options granted was $0.16 and $1.41 for the years ended December 31, 2008 and 2007, respectively.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award, with the following assumptions for 2008:  no dividend yield, expected option lives 7.6 years (2007: 1.6 years), expected volatility of 81% (2007: 70%), and a risk -free interest rate of 3.0% to 3.8% (2007: 4.2%).  In determining the volatility of the Company's options, the Company used the average volatility of the Company's stock.

Unrecognized stock option compensation cost related to unvested stock options amounts to approximately $108,000.  The cost is expected to be recognized over the next five years.

The following table summarizes information about the options outstanding at December 31, 2008:

				Exercisable
	Outstanding Stock Options			Stock Options

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	1,740,000	3.1	$ 0.026	1,740,000	$ 0.026
0.160	1,955,000	7.3	0.160	1,191,000	0.160
1.01 to 1.90	2,433,334	5.2	1.671	2,405,334	1.691
2.00 to 2.13	2,255,000	5.9	2.007	2,255,000	2.007
2.50 to 2.75	4,725,000	6.2	2.659	4,725,000	2.659
3.45 to 3.46	216,500	2.0	3.450	216,500	3.450

	13,324,834			12,532,834

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

In July 2008, the Company issued 12,000,000 warrants with an exercise price of $0.30 as part of the acquisition of Contemporary Computer Services, Inc. (Note 6).  Three million of these warrants are exercisable every six months beginning July, 2010 and expire five years from the date the warrants are exercisable.  A schedule of common stock warrant activity is as follows:

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of warrant activity is as follows:

	2008		2007
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	583,333	$3.60	933,333	$3.00
Granted	12,000,000	0.30	—	—
Exercised	—	—	—	—
Expired	—	—	(350,000)	2.00

Outstanding at December 31	12,583,000	$0.45	583,000	$3.60

Exercisable at December 31	583,000	$3.60	583,000	$3.60

	2008			2007
				Exercisable
	Outstanding Warrants			Warrants

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.30	12,000,000	6.21	0.30	—	$ —
3.60	583,333.37		3.60	583,333	3.60
Outstanding as of December 31	12,583,333	5.94	$ 0.45	583,333	$ 3.60

Exercisable at December 31	583,333.37		$ 3.60	583,333	$ 3.60

11.       Income Taxes

The expense (benefit) for income taxes consists of the following:

	2008	2007

Current	$5,359	$69,468
Deferred	—	174,336

	$5,359	$243,804

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2008	2007
Deferred Tax Assets
Liabilities and reserves	$901,489	$651,393
Net operating loss carryforwards	3,449,912	1,612,300
Stock options	77,660	19,362
Inventory capitalization	306,181	240,024
Property and equipment	29,899	66,559
	4,765,141	2,589,638
Valuation allowance	(4,665,299)	(2,527,374)
	99,842	62,264

Deferred Tax Liabilities
Prepaid expenses	20,631	26,449
Patent and trademark	8,025	7,859
Intangibles	98,486	55,256
	127,142	89,564

Net Deferred Tax Asset (Liability)	$(27,300)	$(27,300)

The current and long-term components of the net deferred tax liability are as follows:
	2008	2007

Current deferred tax asset	$—	$—
Long-term deferred tax liability	(27,300)	(27,300)

	$(27,300)	$(27,300)

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2008	2007

Statutory federal rate	34%	34%
State income taxes, net of federal benefits	5	1
Goodwill impairment	—	(19)
Change in valuation allowance	(39)	(18)
Meals, entertainment and club dues	—	(1)

	—	(3)%

The Company’s ability to utilize the cumulative tax net operating loss carryforward of approximately $9,400,000 at December 31, 2008 against future taxable income will begin to expire on December 31, 2022 and is subject to Section 382 limitations, as defined by Section 382 of the Internal Revenue Code of 1986, of approximately $594,000 per year.  Our net operating loss carry-forward may be subject to significant future limitations, if our cumulative ownership change percentage increases by more than 50% over a three-year period, as defined by Section 382.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $368,000 increase in the liability for unrecognized tax benefits, $38,000 of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  The majority of these unrecognized tax benefits were resolved during 2007, with the reversal of the temporary differences related to the issues.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$368,000
Additions based on tax positions related to the current year	2,500
Settlements	(358,000)
Balance at January 1, 2008	12,500
Additions based on tax positions related to the current year	19,500
Settlements	—
Balance at December 31, 2008	$31,500

Included in the balance of unrecognized tax benefits at December 31, 2008 are $12,500 of tax benefits that, if recognized, would affect the effective tax rate.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The liability for accrued expenses included accrued interest of $1,000 at December 31, 2008 and December 31, 2007.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income tax authorities from 2005 through 2008.  We are also subject to examination by the taxing authorities of India.

During the second quarter of 2007, the Internal Revenue Service (IRS) completed the examination of the Company’s consolidated federal income tax return for 2004.  The examination resulted in additional tax due of approximately $6,400, as well as adjustments to the Company’s balance of net operating loss carryforwards.  As a result of the completion of the examination, the Company reduced its unrecognized tax benefits by $358,000.  In 2007, the Company accrued an additional liability of $2,500 for tax positions related to that year.

12.       Concentrations

Major Customers

For the years ended December 31, 2008 and 2007, sales to the Company’s top ten customers comprised approximately 27% and 31% of revenue, respectively.  Sales to two of these customers comprised approximately 13% and 6% of sales in 2008 and 2007, respectively. No individual customer exceeded 10% of the Company's sales.  The Company’s top ten customers also comprised approximately 39% and 19% of the accounts receivable balance at December 31, 2008 and 2007, respectively.

Major Suppliers

The Company purchases a majority of its products from a small number of suppliers.  Approximately 25% and 61% of product purchases were from two and three vendors for the years ended December 31, 2008 and 2007, respectively.  The Company's top two and three vendors comprised of approximately 4% and 0% of the accounts payable balance at December 31, 2008 and 2007, respectively.

13.       Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees.  The Company contributes 3% of eligible employees’ salaries to the plan.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company contributed $325,126 and $185,502 to the plan during the years ended December 31, 2008 and 2007, respectively.

14.       Commitments And Contingencies

Lease

The Company has an operating lease on Minnesota real property expiring in October 2009.  In addition to fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes and insurance.  The Company is looking to move into a smaller space at the end of the lease.

The Company has an operating lease on New York real property expiring in October 2009.  The Company anticipates releasing the same property at the end of the lease.

The Company has an operating lease on New Jersey real property expiring in the year 2011.  In addition to fixed rentals, the real property lease on one property requires the Company to pay all maintenance, real estate taxes and insurance.

The Company has an operating lease on New York real property expiring in the year 2013.  In addition to the fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes and insurance.

The Company has an operating lease on New Jersey real property expiring in the year 2013.  In addition to the fixed rentals, the real property lease requires the Company to pay its pro-rata share of all maintenance, real estate taxes and insurance.

The Company has an operating lease on Florida real property expiring in the year 2012.

Rent expense and other charges totaled $986,572 and $831,801 for the years ended December 31, 2008 and 2007, respectively.

The approximate minimum payments required under these operating leases at December 31, 2008 are:

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Year	Amount

2009	$816,422
2010	613,723
2011	569,221
2012	338,924
2013	128,900

$2,467,190

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

Employment Contracts

In 2005, the Company entered into employment contracts with three of its executive officers.  Their contracts are initially for three-year terms, and were renewed for an additional term of three years in 2008.  These contracts include “change of control” provisions, under which the employees may terminate their employment within one year after a change in control, and be entitled to receive specified severance payments generally equal to three times their ending average compensation for the proceeding year.  In addition, these employees could also receive these payments if they were involuntarily terminated without cause, even if there is no change in control.

Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  In the opinion of management, these proceedings, except as discussed in the following paragraph, are not likely to have a material adverse affect on the financial position, results of operations or cash flows of the Company.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

15.       Related Party Transactions

In 2008 and 2007, the Company had sales to one customer related to one stockholder and officer of the Company.  Sales to this customer for the years ended December 31, 2008 and 2007 amounted to approximately $47,000 and $85,000, respectively.  Accounts receivable from this customer amounted to $10,852 and $49,529 at December 31, 2008 and 2007, respectively.

In 2005, the Company signed a 24-month lease for a tractor-trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the members of the Board of Directors.  For the years ended December 31, 2008 and 2007, rent expense for this lease amounted to $83,256 and $221,788, respectively.

In November 2007, the Company exercised an option to purchase a portion of the assets on lease from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.  Accounts payable to this vendor amounted to $2,086 and $-0- at December 31, 2008 and 2007, respectively.

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

17.       Segment Information

The Company operates in four business segments:  Data Security and Compliance, Data Center Hardware, Data Center Maintenance and Network Infrastructure design and support.  The overall concept that QSGI INC. employs in determining its operating segments is to present the results in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products and services offered and the target market.

Data Security And Compliance Segment

This segment provides data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets. The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, servers and enterprise storage systems) have come to the end of their life cycle. These services include data erasure to Department of Defense standards for hard drives, asset auditing/life cycle management which allows customers to minimize their overall IT expenditure and maximize their return on investment, IT asset remarketing for IT assets with market value and environmental compliance (proper recycling or safe disposal) for IT assets. These services can be custom tailored to meet the customer’s needs. This can be implemented at QSGI facilities or at one client-site location or at multiple client-site locations, through the use of one of our client-site solutions including our mobile audit and erasure truck and our client suitcase server.

Data Center Hardware Segment

This segment remarkets refurbished mainframe processors, midrange processors and associated peripherals including tape and disk products and connectivity products.

Data Center Maintenance

This segment provides hardware maintenance services for enterprise-class hardware including mainframes, mid-range processors, tape, disk and storage as well as associated peripheral products and Data Center consulting to companies throughout the United States.

Network Infrastructure Design and Support

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

This segment provides our corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations' network hardware and related infrastructure as well as 24/7 IT monitoring and diagnostics through its North American Network Operating Center (NOC).

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, with the following exceptions.  Intersegment sales are generally accounted for as sales to third parties at cost and eliminated in consolidation.  The Data Security and Compliance segment charges management fees to the Data Center Hardware, Data Center Maintenance and Network Infrastructure Design and Support segments for certain corporate services.  Management fees charged to the Data Center Hardware segment amounted to $120,000 and $480,000 in 2008 and 2007, respectively.  Management fees charged to the Data Center Maintenance segment amounted to $1,080,000 and $720,000 in 2008 and 2007, respectively.  Management fees charged to the Network Infrastructure Design and Support amounted to $450,000.  These intersegment transactions have been eliminated in consolidation.

	2008	2007
Revenues
Products	$19,768,862	$30,126,257
Services	14,382,038	7,094,853

	$34,150,900	$37,221,110

Revenues
Data Security And Compliance	$17,516,751	$20,741,618
Data Center Hardware	2,280,855	11,100,092
Data Center Maintenance	7,052,583	6,264,981
Network Infrastructure Design & Support	7,490,939	—
Intersegment Elimination	(190,228)	(885,581)

Consolidated Total	$34,150,900	$37,221,110

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Income (Loss) Before Provision For
Income Taxes
Data Security And Compliance	$(4,269,139)	$(3,046,216)
Data Center Hardware	(1,338,100)	(7,208,456)
Data Center Maintenance	696,151	1,222,624
Network Infrastructure Design & Support MaintenanceData Center MaintenanceData Center Maintenance	(751,883)	—

Consolidated Total	$(5,662,971)	$(9,032,048)

Provision (Benefit) for Income Taxes	5,359	243,804
Accretion to Redemption Value of Preferred Stock	19,225	18,108
Preferred Stock Dividend	258,708	258,000

Net Loss Available to Common Stockholders	$(5,946,263)	$(9,551,960)

Depreciation And Amortization
Data Security And Compliance	$413,131	$299,655
Data Center Hardware	15,470	343,347
Data Center Maintenance	51,604	59,308
Network Infrastructure Design & Support	247,376	—

Consolidated Total	$727,581	$702,310

Segment Assets
Data Security And Compliance	$7,728,562	$8,592,896
Data Center Hardware	373,536	1,264,945
Data Center Maintenance	2,725,538	3,559,629
Network Infrastructure Design & Support	14,487,806	—

Consolidated Total	$25,315,442	$13,417,470

	2008	2007
Goodwill
Data Security And Compliance	$—	$—
Data Center Hardware	—	—
Data Center Maintenance	1,489,621	1,489,621
Network Infrastructure Design & Support	6,445,006	—

Consolidated Total	$7,934,627	$1,489,621

Expenditures For Property And
Equipment
Data Security And Compliance	$72,202	$190,082
Data Center Hardware	11,507	21,631
Data Center Maintenance	1,675	—
Network Infrastructure Design & Support	22,317

Consolidated Total	$107,701	$211,713

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Company Data By Geographic Segment

The Company operates solely in the United States and has no assets in foreign countries.  All of the Company’s purchases and sales are denominated in US dollars.  The Company had a small call center in India, which closed in 2007.  Foreign currency transaction gains or losses were not material in 2008 or 2007.

For the years ended December 31, 2008 and 2007, export sales comprised 11% and 17%, respectively, of revenue.

Revenue by Geographic Segment comprised:

	2008	2007

United States	$30,253,279	$31,028,368
Asia	1,872,359	1,394,935
Middle East	706,630	2,404,862
Europe	209,506	478,557
Africa	410,411	593,044
United Kingdom	97,558	485,478
Canada	517,615	556,392
Australia	14,330	—
South America	69,212	279,474

Consolidated Total	$34,150,900	$37,221,110