Form 10-Q
period 2009-03-31
QSGI INC.
filed 2009-05-14
CIK 27960

As filed with the Securities and Exchange Commission on May 14, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

(561) 835-9757
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The number of outstanding common shares, par value $.01, of the registrant as of May 1, 2009 was 48,797,716.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements

QSGI INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$440,183	$274,150
Accounts receivable, net of reserve of $619,683 and $1,026,824 in 2009 and 2008, respectively	3,779,730	4,689,376
Inventories, net of allowance	4,807,404	5,144,010
Prepaid expenses and other assets	122,497	242,659
Total Current Assets	9,149,813	10,350,195
Property and Equipment, Net	642,897	727,454
Goodwill	7,934,627	7,934,627
Intangibles, Net	5,897,041	6,017,968
Other Assets	346,888	285,198

	$23,971,267	$25,315,442

Liabilities And Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$5,753,013	$5,351,130
Accounts payable	4,646,547	4,128,170
Accrued expenses	1,332,921	1,048,652
Accrued payroll	194,010	164,311
Deferred revenue	431,520	385,805
Other current liabilities	299,462	288,360
Total Current Liabilities	12,657,473	11,366,428

Long-Term Deferred Revenue	19,000	19,000
Notes Payable – Principal Stockholder	10,000,000	10,000,000
Deferred Income Taxes	27,300	27,300
Total Liabilities	22,703,773	21,412,728

Redeemable Convertible Preferred Stock	4,262,899	4,257,910

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2009
and 2008, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2009 and 2008, $0.01 par value; 48,797,716 shares issued and outstanding in 2009, of which 10,000,000 shares were contingent acquisition shares held in escrow; and 48,547,716 shares issued and outstanding in 2008	387,977	385,477
Additional paid-in capital	16,674,875	16,723,724
Accumulated deficit	(20,058,257)	(17,464,397)
Total Stockholders’ Deficit	(2,995,405)	(355,196)
	$23,971,267	$25,315,442

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
	Three Months Ended March 31,
	2009	2008

Product Revenue	$3,654,961	$6,272,283
Service Revenue	3,540,744	1,933,293
Total Revenue	7,195,705	8,205,576

Cost Of Products Sold	3,976,838	5,963,828
Cost Of Services Sold	1,956,335	670,074
Total Cost Of Sales	5,933,173	6,633,902

Gross Profit	1,262,532	1,571,674

Selling, General And Administrative Expenses	2,757,624	2,272,068

Depreciation And Amortization	216,886	107,387

Interest Expense, net	880,344	56,649

Loss Before Provision For Income Taxes	(2,592,322)	(864,430)

Provision For Income Taxes	1,538	26,256

Net Loss	(2,593,860)	(890,686)

Preferred Stock Dividends	(63,617)	(64,324)

Accretion To Redemption Value of Preferred Stock	(4,989)	(4,699)

Net Loss Available to Common Stockholders	$(2,662,466)	$(959,709)

Net Loss Per Common Share – Basic	$(0.07)	$(0.03)
Net Loss Per Common Share – Diluted	$(0.07)	$(0.03)

Weighted Average Number Of Common Shares Outstanding –Basic	38,644,938	31,172,716
Weighted Average Number Of Common Shares Outstanding –Diluted	38,644,938	31,172,716

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2008	38,547,716	$385,477	$16,723,724	$(17,464,397)	$(355,196)
Stock Issue For Financing	250,000	2,500	12,500	–	15,000
Stock Option Compensation	–	–	7,256	–	7,256

Preferred Stock Dividends	–	–	(63,617)	–	(63,617)

Accretion To Redemption Value Of Preferred Stock	–	–	(4,988)	–	(4,988)

Net Loss	–	–	–	(2,593,860)	(2,593,860)

Balance (Deficit) – March 31, 2009	38,797,716	$387,977	$16,674,875	$(20,058,257)	$(2,995,405)

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net Loss	$(2,593,860)	$(890,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of equipment	(11,000)	–
Depreciation and amortization	216,886	107,387
Stock option compensation expense	7,256	2,719
Inventory allowance	55,000	110,000
Amortization of Original Issue Discount	301,754	–
Provision for doubtful accounts	(455,788)	90,512
Changes in assets and liabilities:
Accounts receivable	1,365,435	244,750
Inventories	281,606	436,443
Prepaid expenses and other assets	78,287	(104,444)
Accounts payable and accrued expenses	889,163	561,804
Net Cash Provided by Operating Activities	134,739	558,485

Cash Used In Investing Activities
Purchases of property and equipment	(5,604)	(26,279)
Proceeds from sale of equipment	11,000	–
Net Cash Provided By (Used In) Investing Activities	5,396	(26,279)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	–
Net amounts borrowed (paid) under revolving lines of credit	115,129	(178,764)
Preferred stock dividends	(63,617)	(64,324)
Net Cash Provided By (Used In) Financing Activities	25,898	(243,088)

Net Increase In Cash And Cash Equivalents	166,033	289,118

Cash And Cash Equivalents – Beginning Of Period	274,150	127,723
Cash And Cash Equivalents – End of Period	$440,183	$416,841

Supplemental Schedule of Non-Cash Financing
Stock issued for debt issuance costs	15,000	–

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months ended March 31, 2009 is not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

Business Organization

The Company is a technology services and maintenance company.  The Company's Data Center Maintenance services as well as our Data Security and Compliance services are geared towards both the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.) as well as the users of business-computing hardware (desktops, laptops, related peripherals and servers).  The Company uses the trade name “QSGI” in order to build cohesion among the various technology services that they offer and build brand recognition and preference through strong cross-marketing opportunities.

Principles Of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Segments

The Company operates in three segments that clearly focus our services into easy-to-understand categories for our target customers:

A.	Data Center Maintenance Services

The Company provides hardware maintenance services for enterprise-class hardware and associated peripheral products and Data Center consulting to companies throughout the United States.  The Company supports its clients' IT hardware needs through the selling of refurbished enterprise-class hardware including mainframe processors, midrange processors and associated peripheral products and replacement parts.

B.	Data Security and Compliance

The Company provides data security and regulatory compliance services for end-of-life business-computing Information Technology (IT) assets.  The Company offers a variety of solutions to companies whose business computing technologies (desktops, laptops, printers, servers and enterprise storage systems) have come to the end of their life cycle.  These services include:
- Data erasure to Department of Defense standards for hard drives
- Asset Auditing/Life Cycle Management, which allows customers to minimize their overall IT expenditure and maximize their return on investment.
- IT asset remarketing for IT assets with market value
- Environmental compliance (proper recycling or safe disposal) for IT assets

These services can be custom tailored to meet the customers' needs and implemented at QSGI facilities or at one client location or at multiple client-site locations, through the use of one of the Company's client-site solutions including their mobile audit and erasure truck and their client suitcase server.

C.	Network Infrastructure Design and Support

The Company provides service for a full spectrum of technologies from mainframes to PCs, including network infrastructure, managed services, IP security, IP telephony and storage solutions.  The Company provides its corporate, government and educational clients with these services which include design, implementation and monthly maintenance services on corporations' net work hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).  The Company as part of its hardware maintenance offerings includes 24/7 repair/replacement of desktops, printers and LAN components and provide full-service LAN/WAN design and support services.

Across all three segments, the Company purchases excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

The Company has office and warehouse space in Hightstown, New Jersey, Eagan, Minnesota, and Bohemia, NY and technical coverage in 17 other states including Arkansas, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Texas, and Wyoming.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.  A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Basic	38,797,716	31,172,716
Stock options	–	–
Stock warrants	–	–
Redeemable preferred stock	–	–
Diluted	38,797,716	31,172,716

For the three months ended March 31, 2009 and 2008, the Company excluded weighted average common share equivalents related to stock options of 821,199 and 970,740, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. FSP APB 14-1 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The Company adopted EITF 07-5 as of January 1, 2009.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF Issue No. 07-05 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009. The Company does not currently have any share-based awards that would qualify as participating securities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

3.	Inventories

Inventories at March 31, 2009 and December 31, 2008 consist of:

	2009	2008
Finished goods	$5,943,308	$6,206,761
Inventory in transit	18,096	36,249
Allowance for excess and obsolescence	(1,154,000)	(1,099,000)
	$4,807,404	$5,144,010

4.           Financing

On February 24, 2009, the Company signed a Second Amendment to the Amended and Restated Securities Purchase Agreement with Victory Park Credit Opportunities Master Fund, LTD and Victory Park Management, LLC. (collectively “Victory”) which waived a December 31, 2008 covenant violation and amended the financial covenants.  The amended financial covenants will take effect commencing June 30, 2009.  The new financial covenants that need to be met are as follows:

Maximum Senior Leverage	4.0 to 1.0
Maximum Senior Leverage	10.0 to 1.0
Interest Coverage	1.5 to 1.0
Fixed Charge Coverage	1.25 to 1.0
Capital Expenditures not in excess of $200,000 for any calendar year

In connection with the Second Amendment to the Amended and Restated Securities Purchase Agreement, the Company incurred $10,000 in amendment fees and 250,000 shares of Company common stock.  The fair value of the shares was $15,000.  This amount was recorded as additional debt issuance costs and will be recognized as interest expense on a straight-line basis over the remaining twenty one months of the financing agreement.

On March 31, 2009, the Company signed a forbearance agreement and Third Amendment to the Amended and Restated Securities Purchase Agreement with Victory whereby the lender agreed to forbear from exercising certain of their rights and remedies and advanced $850,000 in additional funds and changed the advance rate on Accounts Receivable to a range of 85% to 90% and eligible inventory to 60%.  The Company incurred $10,000 in amendment fees and $100,000 in a forbearance fee to be paid in four equal monthly installments beginning October 31, 2009.  The $100,000 forbearance fee was recorded as prepaid expense and will be amortized over the two month period of the forbearance agreement.

In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

5.          Segment Information

The Company operates in three business segments:  Data Security & Compliance, Data Center Maintenance and Network Infrastructure Design and Support.  The segments are presented in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management and the focus of the businesses with regards to the types of products and services offered and the target market.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2009	2008

Revenues
Data Security and Compliance	$3,119,919	$5,643,836
Data Center Maintenance	1,658,395	2,565,115
Network Infrastructure Design & Support	2,598,817	–
Intersegment Elimination	(181,426)	(3,375)

Consolidated Total	$7,195,705	$8,205,576

Income (loss) before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(1,528,566)	$(1,048,421)
Data Center Maintenance	(295,926)	183,991
Network Infrastructure Design & Support	(767,830)	–

Consolidated Total	$(2,592,322)	$(864,430)

6.          Business Acquisition

In July 2008, the Company completed the purchase of all of the outstanding shares of Contemporary Computer Service, Inc. (CCSI).  CCSI provides corporate, government and educational clients with network infrastructure services including network design, implementation and monthly maintenance services on corporations' network hardware and related infrastructure as well as 24/7 monitoring and diagnostics through its North American Network Operating Center (NOC).

The results of CCSI have been included in the Condensed Consolidated Financial Statements under the Network Infrastructure Design and Support segment since July 1, 2008.  Unaudited pro-forma results of operations for the three months ended March 31, 2008 are included below.  Such pro-forma information assumes that the acquisition had occurred as of January 1, 2008, and revenue is presented in accordance with our accounting policies.  This summary is not necessarily indicative of that our result of operations would have been had CCSI been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

Three Months Ended March 31
2008

Revenue	$11,191,000

Net Income	$(981,000)

Net Income Per Common Share - Basic	$(0.04)

Net Income Per Common Share - Diluted	$(0.04)

7.          Stock Options and Warrants

There were no stock options or warrants issued in the first quarter of 2009 and no options or warrants expired in the first quarter of 2009.

8.          Income Taxes

There is no income tax benefit for the losses for the three months ended March 31, 2009 and 2008 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended March 31, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  Tax years from 2005 through 2008 remain subject to examination by major tax jurisdictions.

9.          Concentrations Customers

Major Customers

The Company had sales to one customer that accounted for approximately 25% of revenues during the first quarter of 2009 and approximately 36% of accounts receivable balance at March 31, 2009.

Major Suppliers

The Company had purchases from one vendor that accounted for approximately 13% of purchases during the first quarter of 2009 and approximately 10% of accounts payable at March 31, 2009.

10.        Related Party

The Company had sales to one customer related to one stockholder and officer of the Company.  Sales for the three months ended March 31, 2009 amount to approximately $96,000.  Accounts receivable from this customer amounted to $96,000 at March 31, 2009.

The Company makes monthly payments to Varilease Technology Finance Group owned by one of the Board of Directors for the purchase of an asset.  At March 31, 2009, $4,172.00 was payable to this company.

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-K for the year ended December 31, 2008.  Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

	Three Months Ended March 31,
	2009	2008

	%	%
Product Revenue	50.8	76.4
Service Revenue	49.2	23.6
Total Revenue	100.0	100.0
Cost Of Products Sold	55.3	72.6
Cost Of Services Sold	27.2	8.2
Cost Of Products and Services Sold	82.5	80.8
Gross Profit	17.5	19.2
Selling, General And Administrative Expenses	38.3	27.7
Depreciation And Amortization	3.0	1.3
Interest Expense, net	12.2	0.7
Loss Before Benefit For Income Taxes	(36.0)	(10.5)
Provision (Benefit) For Income Taxes	0.0	0.3
Net Loss	(36.0)	(10.8)

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenue for the quarter ended March 31, 2009 was $7,195,705 compared to revenue of $8,205,576 for the quarter ended March 31, 2008, a $1,009,871 decrease, or 12.3%.   Revenue in our Data Security and Compliance segment decreased to $3,119,919 from $5,643,836, a $2,523,917 decrease, or 44.7%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of available product we were able to purchase from our suppliers decreased due to tight availability of capital.  We also had a decrease in our Data Security and Compliance services revenue as some of our clients delayed their projects due to economic conditions.  We anticipate that future quarters' service revenue should increase as we continue to develop new relationships and provide our services to new clients as well as existing clients.  Revenue in our Data Center Maintenance segment decreased to $1,658,395 from $2,565,115, a $906,720 decrease, or 35.3%.  At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers' needs.  The decrease was the result of a decrease in hardware sales and a decrease in maintenance services due to hardware upgrades that carry factory warranties by a few of our customers.  We anticipate that future quarters' maintenance revenue should increase as we provide maintenance services to current and new clients.  Revenue in our Network Infrastructure Design and Support segment, which we acquired in the third quarter of 2008, was $2,598,817 of which $469,297 was related to product revenue.

Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue
Products	$3,654,961	$6,272,283
Services	3,540,744	1,933,293
Total Revenue	$7,195,705	$8,205,576

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

Gross profit for the quarter ended March 31, 2009 was $1,262,532 compared to a gross profit of $1,571,674 for the quarter ended March 31, 2008, a $309,142 decrease, or 19.7%.  Gross profit for the quarter ended March 31, 2009 decreased over the quarter ended March 31, 2008 as a result of a $463,314 decrease in gross profit in our Data Security and Compliance segment as well as a $529,420 decrease in gross profit in our Data Center Maintenance segment.  This was offset by the gross profit of $683,594 generated in our Network Infrastructure Design and Support segment which was acquired in the third quarter of 2008.

Gross margins for the quarter ended March 31, 2009 were 17.5% compared to 19.2% for the quarter ended March 31, 2008.  Gross margins decreased in our Data Security and Compliance segment to 0% for the quarter ended March 31, 2009 from 8.1% for the quarter ended March 31, 2008.  Margins decreased as revenues declined generating fewer dollars to cover our semi fixed cost of goods.  We also reduced some of our slower moving inventory at a loss.  Gross margins in our Data Center Maintenance segment decreased as our revenue decreased.  This caused the expenses related to providing maintenance to be spread over a lower revenue base.  Gross margins in our Network Infrastructure Design and Support segment were 26.3% which was acquired in the third quarter of 2008.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were $2,757,624 compared to selling, general and administrative expenses of $2,272,068 for the quarter ended March 31, 2008, a $485,556 increase, or 21.4%.  This was the result of the addition of the Network Infrastructure Design and Support segment where selling, general and administrative expenses were $1,120,304.  Included in these expenses was an allocation of corporate expenses of $225,000.  This was offset by a decrease of $598,362 in expenses in our Data Security and Compliance segment and a decrease of $36,386 in expenses in our Data Center Maintenance segment as we continued our commitment to reduce Company expenses.

Depreciation and amortization for the quarter ended March 31, 2009 was $216,886 compared to depreciation and amortization of $107,387 for the quarter ended March 31, 2008, a $109,499 increase.    This increase was the mainly the result of an increase in intangible asset amortization as a result of the acquisition and additional asset depreciation from the Network Infrastructure Design and Support segment.

Interest expense for the quarter ended March 31, 2009 was $880,344 compared to interest expense of $56,649 for the quarter ended March 31, 2008, an $823,695 increase, or 1,454%, commensurate with an increase in the level of the Company’s borrowings and the interest rates.

The Company did not record a federal tax benefit for the three months ended March 31, 2009 and 2008, as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded state tax expense for the three months ended March 31, 2009 and 2008.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Business Segments

We operate in three segments that clearly focus our services into easy-to-understand categories for our target customers: Data Security and Compliance, Data Center Maintenance and Network Infrastructure Design and Support.  Our “eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

Data Security & Compliance Segment

	Three Months Ended March 31,
	2009	2008

Revenue	$3,119,919	$5,643,836
Gross Profit	(7,675)	455,640
Selling, General And Administrative Expenses	758,899	1,357,261
Depreciation And Amortization	86,201	90,151
Loss Before Benefit For Income Taxes	(1,435,971)	(1,048,421)

Segment Assets	6,356,757	8,353,345
Goodwill	–	–
Expenditures for Property and Equipment	3,882	15,317

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenue for the quarter ended March 31, 2009 was $3,119,919 compared to revenue of $5,643,836 for the quarter ended March 31, 2008, a $2,523,917 decrease, or 44.7%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of available product we were able to purchase from our supplier's decreased and due to tight availability of capital.  We also had a decrease in our Data Security and Compliance services revenue as some of our clients delayed their projects due to economic conditions.  We anticipate that future quarter's service revenue should increase as we continue to develop new relationships and provide our services to new as well as existing clients.

Gross profit for the quarter ended March 31, 2009 was $(7,675) compared to gross profit of $455,640 for the quarter ended March 31, 2008, a $463,315 decrease, or 101.7%.  Our gross profit decreased due to the realization of lower margins on our mix of products sold.  Gross margins for the quarter ended March 31, 2009 were 0% compared to gross margins of 8.1% for the quarter ended March 31, 2008.  Margins decreased as revenues declined generating fewer dollars to cover our semi fixed cost of goods.  We also liquidated some of our slower moving inventory.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were $758,899 compared to selling, general and administrative expenses of $1,357,261 for the quarter ended March 31, 2008, a $598,362 decrease, or 44.1%.  Expenses decreased as a result of cost reductions that were initiated toward the end of 2008 and continued into the first quarter.  Additional expense reductions were completed towards the end of the first quarter of 2008 that should start to be realized during the second quarter of 2009.

Depreciation and amortization for the quarter ended March 31, 2009 was $86,201 compared to depreciation and amortization of $90,151 for the quarter ended March 31, 2008, a $3,950 decrease.  This increase was the result of assets becoming fully depreciated.

Data Center Maintenance Segment

	Three Months Ended March 31,
	2009	2008

Revenue	$1,658,395	$2,565,115
Gross Profit	586,614	1,116,034
Selling, General And Administrative Expenses	878,422	914,807
Depreciation And Amortization	15,653	17,236
Income Before Provision For Income Taxes	(307,857)	183,991

Segment Assets	3,057,751	3,099,074
Goodwill	1,489,621	1,489,621
Expenditures for Property and Equipment	–	–

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenue for the quarter ended March 31, 2009 was $1,658,395 compared to revenue of $2,565,115 for the quarter ended March 31, 2008, a $906,720 decrease, or 35.3%.  At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers' needs.  The decrease was the result of a decrease in hardware sales and a decrease in maintenance services due to hardware upgrades that initially carry factory warranties by a few of our customers.  We anticipate that future quarters' maintenance revenue should increase as we provide maintenance services to current and new clients.

Gross profit for the quarter ended March 31, 2009 was $586,614 compared to gross profit of $1,116,034 for the quarter ended March 31, 2008, a $529,420 decrease, or 47.4%.  Our gross profit decreased as a result of the decrease in gross profit caused by a decrease in our service revenue during the quarter.  Our gross margin percentage decreased to 35.4% for the period ended March 31, 2009 from 43.5% for the quarter ended March 31, 2008.  This was caused by the decrease in maintenance services due to a few of our customer hardware upgrades that initially carry factory warranties.  We anticipate that future quarters' gross profit will increase along with the anticipated maintenance revenue increases.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were $878,422 compared to selling, general and administrative expenses of $914,807 for the quarter ended March 31, 2008, a $36,385 decrease, or 4.0%.  This was the result of careful review of all expenses as we continue our commitment to reduce expenses.

Depreciation and amortization for the quarter ended March 31, 2009 was $15,653 compared to depreciation and amortization of $17,236 for the quarter ended March 31, 2008, a $1,583 decrease.  This was the result of assets becoming fully depreciated.

Network Infrastructure Design and Support

	Three Months Ended March 31,
	2009	2008

Revenue	$2,598,817	–
Gross Profit	683,593	–
Selling, General And Administrative Expenses	1,120,303	–
Depreciation And Amortization	115,032	–
Income Before Provision For Income Taxes	(848,494)	–

Segment Assets	14,556,759	–
Goodwill	7,321,080	–
Expenditures for Property and Equipment	1,723	–

The Network Infrastructure Design and Support segment became part of the Company on July 1, 2008

Geographic Areas

We operate in the United States with no assets in foreign countries.  However, we sell to and provide data security and compliance services to customers operating in foreign countries.  Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide.  All of our purchases and sales are denominated in US dollars.    There were no foreign currency transaction gains or losses during the three months ended March 31, 2009 and March 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended March 31, 2009 was $134,739.  Net cash provided by operating activities in the three months ended March 31, 2008 was $558,485.  Net cash provided by operating activities in the three months ended March 31, 2009 was primarily as a result of a decrease in accounts receivable, a decrease in inventories, and an increase in accounts payable and accrued expenses, an increase in prepaid expenses, offset by a gain on the disposition of equipment and the net loss.  Net cash provided by operating activities during the three months ended March 31, 2008 was primarily a result of a decrease in accounts receivable, a decrease in inventories, an increase in accounts payable and accrued expenses offset by a decrease in prepaid expenses and other assets.  The decrease in our receivables was mainly attributable to better collections and a decrease in revenues.

Net cash provided by investing activities for the three months ended March 31, 2009 was $5,396.  This was the result of a sale of equipment off set by purchases of property and equipment.  Net cash used in investing activities in the three months ended March 31, 2008 was for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2009 was $25,898.  Net cash used in financing activities for the three months ended March 31, 2008 was $243,088.  Net cash provided by financing activities for the three months ended March 31, 2009 was the result net amounts borrowed under our revolving lines of credit, the payment for financing costs and the payment of dividends.  Net cash used in financing activities for the three months ended March 31, 2008 was the result of payments on our revolving line of credit and the payment of dividends.

On March 31, 2009, the Company signed a forbearance agreement and Third Amendment to the Amended and Restated Securities Purchase Agreement with Victory Park Credit Opportunities Master Fund, LTD and Victory Park Management, LLC. (collectively "Victory") whereby Victory agreed to forbear from exercising certain of their rights and remedies and advanced $850,000 in additional funds and changed the advance rate on Accounts Receivable to a range of 85% to 90% and eligible inventory to 60%.  The Company incurred $10,000 in amendment fees and 250,000 shares of Company common stock.  The value of the shares issued was $15,000.  This amount was recorded as additional debt issuance costs in February 2009 and will be recognized as interest expense on a straight -line basis over the remaining twenty one months of the financing agreement.  The Company was in compliance with its loan agreement and had borrowed the maximum amount under its borrowing base at March 31, 2009 exclusive of the $850,000.

On January 30, 2009, the Company signed a Second Amendment to the Amended and Restated Securities Purchase Agreement with Victory which waived a December 31, 2008 covenant violation and amended the financial covenants.  The amended financial covenants will take effect commencing June 30, 2009.  The new financial covenants that need to be met are as follows:

Maximum Senior Leverage	4.0 to 1.0
Maximum Senior Leverage	10.0 to 1.0
Interest Coverage	1.5 to 1.0
Fixed Charge Coverage	1.25 to 1.0
Capital Expenditures not in excess of $200,000 for any calendar year

In connection with the Second Amendment to the Amended and Restated Securities Purchase Agreement, the Company incurred $10,000 in amendment fees and 250,000 shares of Company common stock.  The fair value of the shares was $15,000.  This amount was recorded as additional debt issuance costs and will be recognized as interest expense on a straight-line basis over the remaining twenty one months of the financing agreement.

While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

We do not have any material commitments for capital expenditures during the next twelve months.  Any required expenditure will be completed through internally generated funding.

We did not have any significant elements of income or loss not arising from continuing operations in either of the periods ended March 31, 2009 and 2008 and do not expect any in the remainder of fiscal 2009.

Item 3                                Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4                                Controls and Procedures

Evaluation of disclosure controls and procedures

It is the Chief Executive Officer’s and the Vice President of Finance’s responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

               Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and VP - Finance, do not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

As of March 31, 2009, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

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

The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.  One such proceeding is currently pending in the Supreme Court, State of New York.  In this action, Agile Equity, LLC. seeks approximately $500,000 from the Company in connection with investment banking relating to the acquisition of CCSI.  The Company has asserted multiple defenses and a counter-claim against Agile Equity, LLC. including breach of duty, doctrine of first breach and breach of contract.  The Company has not yet made a determination as to the amount, if any, it may be required to pay Agile Equity, LLC. should the court determine the Company has liability to Agile Equity, LLC.

Item 1A.                      Risk Factors

Reference is made to the factors set forth under the "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

QSGI INC. Inc. (Registrant)
Dated: May 14, 2009	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Edward L. Cummings
Edward L. Cummings
Vice President of Finance

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Vice President of Finance Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Vice President of Finance Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.