Form 10-K/A
period 2008-12-31
QSGI INC.
filed 2010-07-23
CIK 27960

As filed with the Securities and Exchange Commission on July 23, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

(561) 629-5713
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

As filed with the Securities and Exchange Commission on July 23, 2010

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 (the business day of the Registrant’s most recently completed second fiscal quarter), was $9,617,520 (45,797,716 shares x $0.21 per share).

Number of shares outstanding of the Registrant’s Common stock, as of March 1, 2009, is 48,547,716.

A description of “Documents Incorporated by Reference” is contained in Item 15 Exhibits and Financial Statements.

As filed with the Securities and Exchange Commission on July 23, 2010

Amendment

     This Amendment No. 1 on Form 10K/A  to the Company’s Annual Report on Form 10K for the year ended December 31, 2010, initially filed with the Securities and Exchange Commission ( “SEC”) on March 31, 2009 reflects an audit of the company’s annual form 10K by the SEC and recommended changes as a result of the audit.  The audit recommended wording changes and changes to disclosure items to bring them into compliance with the Securities and Exchange Act.

     This form 10K/A amends Item 9A (T) Controls and Procedures that were re-written to include discussions of all the required sections, amends Exhibits 31.1  that were re-written to include all the required certifications and modification of the signatures to include Mr. Sherman the current CFO and Chief  Accounting Officer and updating the dates to the time of filing this amendment.

Except as specifically indicated above, the Report has not been updated to reflect events occurring subsequent to the original filing date.  Other events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the Securities and Exchange Commission.

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

Client-Site Audit & Erasure Solutions:
▪
Eliminating any risk even a single data breach that arises during transport from a client’s company’s facilities is why QSGI’s full suite of services described above, can be provided directly at the client’s facilities. QSGI provides all on-site services tailored to the client’s specific needs anywhere in the world regardless of the amount of equipment to be processed.  QSGI’s current client-site Data Security & Compliance offerings include:

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

Network Infrastructure Design and Support

CCSI provides service for a full spectrum of technologies from mainframes to PCs, including network infrastructure, managed services, IP security, IP telephony and storage solutions.  CCSI maintains Cisco equipment under the OEM's SmartNet banner as well as it provides its own third party maintenance of Cisco and other networking hardware under the CCSINet banner.  It has expanded its hardware maintenance offerings to include 24/7 repair/replacement of desktops, printers and LAN components. The company later formed a networking division to provide full-service LAN/WAN design and support services.

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

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  During the year December 31, 2008, the Company recognized $130,010 of interest expense related to the original issue discount, and has $476,240 remaining to be recognized.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

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

Years Ended December 31, 2008	High	Low

First Quarter	$0.37	$0.22
Second Quarter	0.30	0.18
Third Quarter	0.25	0.16
Fourth Quarter	0.24	0.08

Years Ended December 31, 2007

First Quarter	$1.40	$0.90
Second Quarter	0.99	0.62
Third Quarter	0.88	0.47
Fourth Quarter	0.59	0.20

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

Our revenues categorized by products and services are as follows:
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue
Products	$19,768,862	$30,126,257
Services	14,382,038	7,094,853
Total Revenue	$34,150,900	$37,221,110

Our revenue by geographic segment is as follows:

Years Ended December 31,	2008	%	2007	%	Change	% Change

United States	$30,253,279	89%	$31,028,368	83%	$(775,089)	(2%)
Asia	1,872,359	5%	1,394,935	4%	477,424	34%
Europe	209,506	1%	478,557	1%	(269,051)	(56%)
Africa	410,412	1%	593,044	2%	(182,632)	(31%)
United Kingdom	97,557	--	485,478	1%	(387,921)	(80%)
Canada	517,615	2%	556,392	2%	(38,777)	(7%)
Middle East	706,630	2%	2,404,862	6%	(1,698,232)	(71%)
Australia	14,330	--	--	--	14,330	(100%)
South America	69,212	--	279,474	1%	(210,262)	(75%)
Total	$34,150,900	100%	$37,221,110	100%	$(3,070,210)	(8%)

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

Our revenues for the years ended December 31, 2008 and 2007 generated by each division are as follows:

	2008	2007
Revenues
Data Security And Compliance	$17,516,751	$20,741,618
Data Center Hardware	2,280,855	11,100,092
Data Center Maintenance	7,052,583	6,264,981
Network Infrastructure Design and Support	7,490,939	--
Intersegment Elimination	(190,228)	(885,581)

Consolidated Total	$34,150,900	$37,221,110

Data Center Maintenance Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$7,052,583	$6,264,981
Gross Profit	3,775,924	4,021,823
Selling, General and Administration	3,028,088	2,739,891
Depreciation and Amortization	3,880	59,308
Income Before Provision
for Income Taxes	743,876	1,222,624

Segment Assets	2,725,538	3,559,629
Goodwill	1,489,621	1,489,621
Expenditures for Property and
Equipment	1,675	-

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

Data Center Hardware Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$2,280,855	$11,100,092
Gross Profit	(356,527)	2,341,091
Selling, General and Administration	966,103	1,999,516
Depreciation and Amortization	15,470	343,347
Income (Loss) Before Provision
(Benefit) for Income Taxes	(1,338,100)	(7,208,456)

Segment Assets	373,536	1,264,945
Goodwill	-	-
Expenditures for Property and
Equipment	11,507	21,631

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

Data Security & Compliance Segment

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$17,516,751	$20,741,618
Gross Profit	1,723,520	2,815,527
Selling, General and Administration	4,658,980	5,165,657
Depreciation and Amortization	622,183	299,655
Loss Before Benefit
for Income Taxes	(4,478,191)	(3,046,216)

Segment Assets	7,728,562	8,592,896
Goodwill	-	-
Expenditures for Property and
Equipment	72,202	190,082

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

Network Infrastructure Design and Support

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$7,490,939	-
Gross Profit	2,337,060	-
Selling, General and Administration	2,330,132	-
Depreciation and Amortization	86,048	-
Interest Expense, Net	511,436	-
Income (Loss) Before Provision
(Benefit) for Income Taxes	(590,555)	-

Segment Assets	14,487,806	-
Goodwill	6,445,006	-
Expenditures for Property and		-
Equipment	529,056	-

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T).  Controls and procedures

 Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such rule is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation funder the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2008

Our Board of Directors were advised by Morison Cogen LLP., our independent registered public accounting firm, that during their performance of the audit for the year ended December 31, 2008, they did not identify any material weaknesses in our internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Geoffrey A. Smith was appointed to the Board of Directors in September 2005 to fill a vacancy.  His term of office expires at the 2011 annual meeting.  Mr. Smith is the founder and president of LP Enterprises, LLC.  LP Enterprises, LLC provides Information Technology, Strategy, and Customer Relationship Management expertise across a broad range of direct clients – private sector, corporations, non-profits and the sports industry.  From 1979 through 2005, he worked for Procter & Gamble.  During his career with P & G, he progressed through a variety of IT/business responsibilities, ultimately reaching the role of Deputy CIO.  He is a graduate of Cornell University with a B.S. degree in Industrial Engineering and Operations research.  Mr. Smith is on the Board of Tech Corps Ohio, a non-profit dedicated to the enhancement of K-12 education through the effective use of technology in schools.  Mr. Smith is a member of the Audit Committee and a member of the Corporate Governance Committee.  The board of Directors has determined that Mr. Smith is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules there under.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1) (6)	2008	$424,000	$-	$-	$66,656	$-	$-	$20,000	$510,656
Chairman, CEO and	2007	$424,000	$-	$-	$-	$-	$-	$20,000	$444,000
President

Seth A. Grossman(1) (3) (6)	2008	$339,200	$-	$-	$33,328	$-	$-	$-	$372,528
President and Chief	2007	$339,200	$-	$-	$-	$-	$-	$-	$339,200
Operating Officer

Edward L. Cummings(1) (6)	2008	$254,400	$-	$-	$33,328	$-	$-	$-	$287,728
CFO and Treasurer	2007	$254,400	$-	$-	$-	$-	$-	$-	$254,400

Joel L. Owens(2)	2008	$-	$-	$-	$-	$-	$-	$-	$-
Vice President	2007	$463,457	$-	$-	$-	$-	$-	$-	$463,457

Vivek J. Agarwal(4) (5)	2008	$80,516	$-	$-	$-	$-	$-	$-	$80,516
Sales Representative	2007	$158,057	$-	$-	$4,828	$-	$-	$-	$162,885

(1)	See “Employment Contracts” below for agreements entered into with executive officers.

(2)	Employment ended on November 15, 2007.

(3)	Employment ended on March 9, 2009

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

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2008:

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Marc Sherman	9/19/2008	$ -	$ -	-	$ -	-	-	500,000	-	$0.16
Seth A. Grossman(1)	9/19/2008	$ -	$ -	-	$ -	-	-	250,000	-	$0.16
Edward L. Cummings	9/19/2008	$ -	$ -	-	$ -	-	-	250,000	-	$0.16

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

Director Compensation
Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Cunningham	$6,250	-	-	-	-	-	$6,250

R. Keith Elliott	$25,000	-	-	-	-	-	$25,000

Geoffrey Smith	$25,000	-	-	-	-	-	$25,000

Robert W. VanHellemont	$25,000	-	-	-	-	-	$25,000

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

Set forth in the table below is information, as of March 1, 2009, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

Name and Address	Number of Shares Beneficially Owned	Percent Of Class

John S. Riconda c/o CCSI 200 Knickerbocker Avenue Bohemia, NY 11716	16,500,000	21.6%
Pike Capital Partners, LP 275 Madison Avenue Suite 418 New York, NY 10016	5,555,973	7.3%

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

Item 14.Principal accountant fees and services

During 2008 and 2007, we paid the following fees, including out of pocket expense reimbursements, to Morison Cogen LLP and RubinBrown LLP:

2008 Morison Cogen LLP		2008 RubinBrown LLP	2007 RubinBrown LLP
Audit Fees Audit-Related Fees (2) Tax Fees (3) Total	$ 0 0 0 $ 0	$26,000 (1) 3,705 27,500 $57,205	$ 200,000 62,000 48,000 $ 310,000

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

PART IV

Item 15.  Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-K.

The financial statements listed below appear immediately after page 51.

Report of Independent Registered Public Accounting Firm	F-1 – F-2
Financial Statements
Balance Sheet	F-3 – F-4
Statement Of Operations	F-5
Statement Of Stockholders’ Equity	F-6
Statement Of Cash Flows	F-7 – F-8
Notes To Financial Statements	F-9 – F-42

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: July 23, 2010	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board, Chief Executive Officer, Chief Financial Officer & Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer & Chief Accounting Officer	July 23, 2010

List Of Exhibits

Exhibit Number	Description
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

23.1***	Consent of Morison Cogen LLP
23.2***	Consent of RubinBrown LLP
31.1***	Chairman of the Board, Chief Executive Officer, Chief Financial Officer & Chief Accounting Officer Certification
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-K.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Contents

Page

Report Of Independent Registered Public
Accounting Firms	F-1 - F-4

Financial Statements

Consolidated Balance Sheets	F-5 - F-6

Consolidated Statements Of Operations	F-7

Consolidated Statement Of Stockholders’ Equity (Deficit)	F-8

Consolidated Statements Of Cash Flows	F-9 - F-10

Notes To Consolidated Financial Statements	F-11 - F-45

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

Fage F-1

Board of Directors and Stockholders
QSGI INC.

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

Fage F-2

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

Fage F-3

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

Fage F-11

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

Fage F-12

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

Fage F-13

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

Fage F-14

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Fage F-15

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the computation of basic and diluted net loss per share:

	2008	2007

Net loss available to common stockholders	$(5,946,263)	$(9,551,960)

Determination of basic and diluted shares:
Basic weighted average shares outstanding	34,340,066	31,172,716
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—

Diluted weighted average shares outstanding	34,340,066	31,172,716

Net Loss Per Common Share - Basic	$(0.17)	$(0.31)

Net Loss Per Common Share - Diluted	$(0.17)	$(0.31)

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

Fage F-16

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

Fage F-17

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Fage F-18

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Fage F-19

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

2.           Management's Plans, Liquidity and Going Concern

The Company has incurred net losses in each of the last four years.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  Management believes that the Company and the Lender continue to work together in a cooperative and constructive manner.

Fage F-20

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements
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

Fage F-21

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Fage F-22

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

Fage F-23

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

Fage F-24

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

Fage F-25

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

Fage F-26

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Fage F-27

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenue	$40,122,736	$50,944,148

Net (Loss) Available to Common Stockholders	(6,425,036)	(9,214,194)

Net Income Per Common Share – Basic and Diluted	$(0.18)	$(0.27)

7.           Other Assets

Other assets consist of:

	2008	2007

Deposits	$155,748	$83,306
Trademark	7,885	7,885
Patent, net of amortization of $5,751
in 2008 and $4,541 in 2007	18,464	19,675
Deferred loan costs	42,132	116,435
Notes receivable	60,036	150,725
Other	933	70,040

	$285,198	$448,066

The patent is being amortized over a 20-year life.  Patent amortization expense in 2008 and 2007 amounted to $1,211.  Expected amortization expense in each of the next five years is $1,211 per year.

Notes receivable consist of secured amounts due from one current employee, bearing interest at a rate of 0% payable in varying amounts through 2011.

Fage F-28

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

8.         Financing Arrangements

Revolving Line Of Credit

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

Fage F-29

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

Fage F-30

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

Fage F-31

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

Fage F-32

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

The following table summarizes information about the options outstanding at December 31, 2008:

				Exercisable
	Outstanding Stock Options			Stock Options

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$0.026	1,740,000	3.1	$0.026	1,740,000	$0.026
0.160	1,955,000	7.3	0.160	1,191,000	0.160
1.01 to 1.90	2,433,334	5.2	1.671	2,405,334	1.691
2.00 to 2.13	2,255,000	5.9	2.007	2,255,000	2.007
2.50 to 2.75	4,725,000	6.2	2.659	4,725,000	2.659
3.45 to 3.46	216,500	2.0	3.450	216,500	3.450

	13,324,834			12,532,834

Fage F-33

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

Fage F-34

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of warrant activity is as follows:
	2008		2007
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	583,333	$3.60	933,333	$3.00
Granted	12,000,000	0.30	—	—
Exercised	—	—	—	—
Expired	—	—	(350,000)	2.00

Outstanding at December 31	12,583,000	$0.45	583,000	$3.60

Exercisable at December 31	583,000	$3.60	583,000	$3.60

	2008			2007
				Exercisable
	Outstanding Warrants			Warrants

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$0.30	12,000,000	6.21	0.30	—	$—
3.60	583,333	.37	3.60	583,333	3.60
Outstanding as of December 31	12,583,333	5.94	$0.45	583,333	$3.60
Exercisable at December 31	583,333	.37	$3.60	583,333	$3.60

11.       Income Taxes

The expense (benefit) for income taxes consists of the following:

	2008	2007

Current	$5,359	$69,468
Deferred	—	174,336

	$5,359	$243,804

Fage F-35

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

Fage F-36

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

Fage F-37

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

Fage F-38

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

Fage F-39

QSGI INC. AND SUBSIDIARIES

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

Fage F-40

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

Fage F-41

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

Fage F-42

QSGI INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Network Infrastructure Design and Support

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

Fage F-43

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

Fage F-44

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

Fage F-45