Form 10-Q
period 2009-06-30
QSGI INC.
filed 2011-10-26
CIK 27960

As filed with the Securities and Exchange Commission on October 26, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------------------------------------------------------------------------------

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 001-32620

QSGI INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-2599131 (I.R.S. Employer Identification No.)

400 Royal Palm Way, Suite 302, Palm Beach, FL  33480
(Address of Principal Executive Offices)

(561) 629-5713
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

Large accelerated filer  ☐                                                     Accelerated filer   ☐                              Non- accelerated filer  ☐
Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding common shares, par value $.01, of the registrant as of October 26, 2011 was 221,172,716.

PART I                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$72,129	$192,499
Accounts receivable, net of reserve of $536,827 and $1,070,280 in 2009 and 2008, respectively	1,529,227	2,760,108
Inventories, Net	1,825,885	4,669,766
Prepaid expenses and other assets	38,096	115,998
Assets of Discontinued Operation - current	1,918,013	2,611,824
Total Current Assets	5,383,350	10,350,195
Property and Equipment, Net	105,666	197,798
Goodwill	1,489,621	1,489,621
Assets of Discontinued Operation – long term	565,732	12,671,392
Intangibles, Net	234,524	389,960
Other Assets	112,382	216,476

TOTAL ASSETS	$7,891,275	$25,315,442

Liabilities And Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$5,477,351	$5,351,130
Notes Payable – Principal Stockholder	10,000,000	10,000,000
Accounts payable	4,231,670	2,313,640
Accrued expenses	1,318,931	1,160,172
Accrued payroll	1,245,001	164,311
Deferred revenue	13,000	101,449
Liabilities of Discontinued Operation	2,273,730	2,089,966
Other liabilities	364,994	185,760
Total Current Liabilities	24,924,677	21,366,428

Long-Term Deferred Revenue	–	19,000
Deferred Income Taxes	27,300	27,300
Total Liabilities	24,075,903	21,412,728

Redeemable Convertible Preferred Stock	4,266,333	4,257,910

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2009
and 2008, $0.01 par value, none issued	–	–

See the accompanying notes to condensed consolidated financial statements.

Common shares: authorized 95,000,000 shares in 2009 and 2008, $0.01 par value; 48,797,716 shares issued and outstanding in 2009, of which 10,000,000 shares were contingent acquisition shares held in escrow; 48,547,716 shares issued and outstanding in 2008 of which 10,000,000 shares were contingent acquisition shares held in escrow	387,977	385,477
Additional paid-in capital	16,615,698	16,723,724
Accumulated Deficit	(38,330,710)	(17,464,397)
Total Stockholders’ Deficit	(21,327,035)	(355,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,891,275	$25,315,442

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Product Revenue	$3,414,614	$4,113,245	$6,774,404	$10,388,427
Service Revenue	1,148,460	1,983,994	2,566,984	3,914,387
Total Revenue	4,563,074	6,097,239	9,341,388	14,302,814

Cost Of Products Sold	5,926,889	4,354,773	9,372,960	10,310,239
Cost Of Services Sold	638,343	683,417	1,391,647	1,361,853
Total Cost Of Sales	6,565,232	5,038,190	10,764,607	11,672,092

Gross Profit	-2,002,158	1,059,049	-1,423,219	2,630,722

Selling, General And Administrative Expenses	2,164,722	2,486,812	3,802,044	4,758,880

Depreciation And Amortization	93,057	208,334	194,911	315,720

Interest Expense, net	646,453	199,792	1,526,797	256,442

Loss From Continuing Operations Before Provision For Income Taxes	-4,906,390	-1,835,889	-6,946,971	-2,700,320

Provision (Benefit) For Income Taxes	538	8,511	1,000	34,767

Net Loss From Continuing Operations	-4,906,928	-1,844,400	-6,947,971	-2,735,087

Loss From Discontinued Operation	13,366,601	-	13,918,342	-

Net Loss	-18,273,529	-1,844,400	-20,866,313	-2,735,087

Preferred Stock Dividends	63,617	64,323	126,617	128,648

Accretion To Redemption Value of Preferred Stock	3,433	4,769	8,422	9,468

Net Loss Available to Common Stockholders	$(18,340,579)	$(1,913,492)	$(21,001,352)	$(2,873,203)

Net Loss Per Common Share – Basic & Diluted from Continuing Operations	$(0.13)	$(0.06)	$(0.18)	$(0.09)

See the accompanying notes to condensed consolidated financial statements.

Net Loss Per Common Share – Basic & Diluted from Discontinued Operations	$(0.34)	$0.00	$(0.36)	$(0.09)
Net Loss Per Common Share – Basic & Diluted	$(0.47)	$(0.06)	$(0.54)	$(0.09)

Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	38,797,716	31,469,419	38,797,716	31,321,068

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Six Months Ended June 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2008	38,547,716	$385,477	$16,723,724	$(17,464,397)	$(355,196)

Stock Option Compensation	–	–	14,513	–	14,513

Stock issued for Financing	250,000	2,500	12,500		15,000

Preferred Stock Dividends	–	–	(126,617)	–	(126,617)

Accretion To Redemption Value Of Preferred Stock	–	–	(8,422)	–	(8,422)

Net Loss	–	–	–	(20,866,313)	(20,866,313)

Balance (Deficit) – June 30, 2009	38,797,716	$387,977	$16,615,698	$(38,330,710)	$(21,327,035)

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net Loss from continuing operations	$(6,947,971)	$(2,735,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,911	315,720
Non-cash interest expense	–	16,208
Stock option compensation expense	14,513	5,438
Deferred income taxes	–	–
Provision for doubtful accounts, net of recoveries	–	194,176
Amortization of original issue discount	435,311	–
Inventory allowance	2,120,983	–
Gain on disposition of equipment	(11,000)	–
Changes in assets and liabilities:
Accounts receivable	1,230,881	1,631,119
Inventories	722,897	973,684
Prepaid expenses and other assets	181,996	(183,988)
Accounts payable and other liabilities	3,229,264	436,304
Cash from operating activities – continuing operations	1,171,785	653,574
Cash used in operating activities – discontinued operations	(1,338,340)	–
Net Cash (Used In) Provided by Operating Activities	(166,545)	653,574

Cash Used In Investing Activities
Purchases of property and equipment	(20,466)	(71,107)
Proceeds from sale of equipment	11,000	–
Cash used in investing activities – continuing operations	(9,466)	(71,107)
Cash from investing activities – discontinued operations	–	–
Net Cash Used In Investing Activities	(9,466)	(71,107)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	(25,614)
Net amounts borrowed under current revolving lines of credit, net of OID	126,221	3,339,815
Net amounts borrowed (paid) under previous revolving lines of credit	–	(3,754,061)
Preferred stock dividends	(126,617)	(128,648)
Cash used in financing activities – continuing operations	(26,010)	(568,508)
Cash from financing activities – discontinued operations	–	–
Net Cash Used In Financing Activities	(26,010)	(568,508)

Net (Decrease) Increase In Cash And Cash Equivalents	(202,021)	13,959

Cash And Cash Equivalents – Beginning Of Period	274,150	127,723
Cash And Cash Equivalents – End of Period	$72,129	$141,682

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.  The asset sale resulted in a gain of $1,400,000.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of $2,140,000.

On January 31, 2011, the Board of Directors of QSGI, INC. unanimously approved the Third Amended Plan of Reorganization and Disclosure Statement (the “Plan”) to be filed in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division.  This was filed on February 1, 2011.

On February 2, 2011, the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division issued an order approving the Disclosure Statement, setting hearing on confirmation of Plan, setting hearing on fee applications, setting various deadlines, and describing Plan proponent’s obligations.

On March 21, 2011 the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division had a hearing to consider confirmation of the Debtors’ Third Amended Plan of Reorganization (D.E. # 384) under Chapter 11 of the Bankruptcy Code filed by QSGI, INC., QSGI-CCSI, INC. and QUALTECH SERVICES GROUP, INC., and dated February 1, 2011 and confirmed the Plan.  The debtors are waiting entry of the confirmation order by the Judge.

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively “VPC”) and signed a Settlement Agreement and Mutual Release. VPC made claims against the Company including pre-petition overstatements of inventory valuation and post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division.

In June, 2010, a settlement was  reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000.

Plan of Reorganization

The Plan provides for, among other things, a restructuring of pre-petition debt, as follows (i) distribution of $50,000 and issuance of 10,000,000 common shares in the reorganized debtor for the extinguishment of  unsecured indebtedness; (ii) extinguishment of one $10,159,000 unsecured claim in consideration for the confirmation of a Plan of Reorganization; (iii) issuance of 425,000 common shares for the extinguishment of the redeemable convertible preferred stock; (iv) assumption of one $150,000 contingent secured claim bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after confirmation; (v) assumption of note for bankruptcy legal expenses in the amount of $61,673, bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after Plan confirmation; (vi) the right to issue 3,524,000 common shares in exchange for legal services related to the Plan of reorganization; (vii) issuance of 190,000,000 common shares in consideration for the merger of KruseCom; (viii) reservation of 10,000,000 shares to be issued by the reorganized debtor for working capital; (ix) reservation of 2,250,000 shares to be issued by the reorganized debtor to key third parties.  All outstanding shares of the Company’s common stock will remain issued and outstanding at and after the Effective Date.

2.	Summary of Significant Accounting Policies

Business Organization

The Company is a technology services and maintenance company.  The Company’s Data Center Maintenance services as well as our Data Security and Compliance services are geared towards both the users of enterprise-class hardware (mainframes, midrange processors, large storage, controllers, etc.) as well as the users of business-computing hardware (desktops, laptops, related peripherals and servers).  The Company uses the trade name “QSGI” in order to build cohesion among the various technology services that they offer and build brand recognition and preference through strong cross-marketing opportunities.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Segments

Our company operates in two segments that clearly focus our services into easy-to-understand categories for our target customers:

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

Across both segments, we purchase excess, used, off-lease and refurbished hardware from a variety of sources including Fortune 1000 companies, as well as leasing and finance companies.

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

For the three months ended June 30, 2009 and 2008, the Company excluded weighted average common share equivalents related to stock options of 763,503 and 1,898,479, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

For the six months ended June 30, 2009 and 2008, the Company excluded weighted average common share equivalents related to stock options of 821,199 and 1,922,259, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

At June 30, 2009, there were also 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services, Inc. and 10,000,000 are being held in escrow to be released based on Contemporary Computer Services, Inc. achieving certain performance milestones or returned to treasury if such milestones are not reached.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

This Statement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.

The Company is currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

3.	Inventories

Inventories at June 30, 2009 and December 31, 2008 consist of:

	2009	2008
Finished goods	$4,805,072	$5,732,517
Inventory in transit	240,796	36,249
Allowance for excess and obsolescence	(3,219,983)	(1,099,000)
	$1,825,885	$4,669,766

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
Capital Expenditures not in excess of $200,000 for any calendar year

In connection with the Second Amendment to the Amended and Restated Securities Purchase Agreement, the Company incurred $10,000 in amendment fees and 250,000 shares of Company common stock.  The fair value of the shares was $15,000.  This amount was recorded as additional debt ssuance costs and will be recognized as interest expense on a straight-line basis over the remaining twenty one months of the financing agreement.

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

5.          Segment Information

The Company operates in two business segments:  Data Security & Compliance, and Data Center Maintenance.  The segments are presented in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management and the focus of the businesses with regards to the types of products and services offered and the target market.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

As of April 1, 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Data Security and Compliance	$3,254,002	$3,800,850	$6,373,921	$9,444,686
Data Center Maintenance & Hardware	1,370,279	2,447,136	3,028,674	5,012,250
Intersegment Elimination	(61,207)	(150,747)	(61,207)	(154,122)

Consolidated Total	$4,563,074	$6,097,239	$9,341,388	$14,302,814

Loss before Provision (Benefit) for Income Taxes
Data Security and Compliance	$(3,779,982)	$(1,461,353)	$(5,517,521)	$(2,509,776)
Data Center Maintenance & Hardware	(1,126,408)	(374,536)	(1,429,450)	(190,544)

Consolidated Total	$(4,906,390)	$(1,835,889)	$(6,946,971)	$(2,700,320)

6.          Business Acquisition

On July 8, 2008, the Company completed of the acquisition of CCSI for $10,600,000 plus an additional stock earn out of up to an additional 10,000,000 shares of common stock based on achieving certain performance milestones. The $10,600,000 purchase price was financed through a combination of the issuance of 3,500,000 shares of common stock in the Company, valued at $595,000, based upon the market price for QSGI's common stock as of July 6, 2008, the date immediately prior to the closing date, senior bank and seller financing in the amount of $10,000,000 dollars, both secured by the assets of the Company.  In connection with the seller financing, the Company issued warrants to purchase 12,000,000 shares of Common Stock at a purchase price of $0.30 per share.

7.          Discontinued Operation

As of April 1, 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.

The following summarizes the operating results of Contemporary Computer Services, Inc. discontinued operations.

	Three months ended June 30, 2009	Six months ended June 30, 2009

Total Revenue	$—	$2,598,817
Cost of Sales	—	1,915,223
Selling and administrative expenses	—	1,120,303
Depreciation	—	115,032
Net loss from operations before income taxes	—	551,741
Impairment charge	$13,366,601	$13,366,601
Loss from discontinued operations	$13,366,601	$13,918,342

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	30-Jun-09	31-Dec-08
Assets of discontinued operations:
Current assets	$1,918,013	$2,611,824

Net property and equipment	496,410	529,056
Other assets	69,322	69,322
Goodwill	-	6,445,006
Intangibles	-	5,628,008
Total Non-Current Assets	565,732	12,671,392

Other current liabilities	$2,273,730	$2,089,966

As of June 30, 2009, the Company determined that the carrying value of goodwill and intangibles associated with the CCSI acquisition were impaired and recorded an impairment charge of $13,366,601.  Of this amount $6,445,006 was for goodwill impairment and $6,504,082, net of amortization, was for intangible impairment and $417,513 was for accrued expenses.

8.          Stock Options and Warrants

There were no stock options or warrants issued in the first six months of 2009 and no options or warrants expired in the first six months of 2009.

9.          Income Taxes

The Company did not record a federal tax benefit for the six months ended June 30, 2009 and 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded a state tax expense for the six months ended June 30, 2009 and 2008.  The Company incurs state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the six months ended June 30, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  Tax years from 2005 through 2008 remain subject to examination by major tax jurisdictions.

10.          Concentrations Customers

Major Customers

The Company had sales to one customer that accounted for approximately 36% of revenues during the six months ended June 30, 2009 and approximately 12% of accounts receivable balance at June 30, 2009.

Major Suppliers

The Company had purchases from one vendor that accounted for approximately 21% of purchases during the six months ended June 30, 2009 and approximately 17% of accounts payable at June 30, 2009.

11.        Related Party

The Company had sales to one customer related to one stockholder and officer of the Company.  Sales for the six months ended June 30, 2009 amount to approximately $99,000.  Accounts receivable from this customer amounted to $-0- at June 30, 2009.

The Company makes monthly payments to Varilease Technology Finance Group owned by one of the Board of Directors for the purchase of an asset.  At June 30, 2009, $6,258 was payable to this company.

12.Subsequent Events

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively “VPC”) and signed a Settlement Agreement and Mutual Release.  VPC made claims against the Company including pre-petition overstatements of inventory valuation and  post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation.  Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it.  The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division.  A copy of the Order Approving Expedited Amended Joint Motion for Approval of Settlement Agreement between Debtors and Victory Park Management, LLC. Pursuant To Fed.R.B.P. 9019 (D.E. 233) dated May 27, 2010.

In June, 2010, a settlement agreement and mutual release was entered into by and between John Riconda, on one hand, and QSGI INC., on the other to settle asserted claims by both parties against each other.

On July 2, 2010, a joint motion for approval of settlement agreement between debtors and John Riconda pursuant to Fed.R.BankR.P. 9019 and Local rule 9013-1 (D) was filed with the United States Bankruptcy Court, Southern District of Florida, West Palm Beach Division to approve the terms of the settlement agreement between Debtors and John Riconda.

On August 11, 2010, Action by Consent in Writing of the Board of Directors increased the membership of the Board of Directors from one (1) person to five (5) persons by the appointment of Benee Scola, William J. Barbera, David J. Meynarez and David K. Waldman as Directors of the Company.

On January 31, 2011, the Board of Directors of QSGI, INC. unanimously approved the Third Amended Plan of Reorganization and Disclosure Statement (the “Plan”) to be filed in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division.  This was filed on February 1, 2011.

On February 2, 2011, the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division issued an order approving the Disclosure Statement, setting hearing on confirmation of Plan, setting hearing on fee applications, setting various deadlines, and describing Plan proponent’s obligations.

On March 21, 2011 the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division had a hearing to consider confirmation of the Debtors’ Third Amended Plan of Reorganization (D.E. # 384) under Chapter 11 of the Bankruptcy Code filed by QSGI, INC., QSGI-CCSI, INC. and QUALTECH SERVICES GROUP, INC., and dated February 1, 2011 and confirmed the Plan.  The debtors are waiting entry of the confirmation order by the Judge.

Effective June 17, 2011 QSGI, Inc. merged with KruseCom, LLC (“KruseCom”), a company that is primarily engaged in Information Technology Data Security and Compliance.   The merger was carried out in accordance with a Share Exchange Agreement dated June 17, 2011 (the “Exchange Agreement”) among KruseCom, a Florida Limited Liability Company formed in October 2009..  The merger contemplated by the Exchange Agreement is part of the Chapter 11 Plan of Reorganization that was approved by the impaired parties and confirmed by the US Bankruptcy Court on May 4, 2011.

The close of the Exchange Agreement transaction (the “Closing”) took place June 17, 2011 (the Closing Date”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, QSGI acquired all of the outstanding ownership interests of KruseCom (the “Interests”) from KruseCom in exchange for 190,000,000 shares of QSGI common stock.

On August 26, 2011, the Company was notified that the Honorable Erik P. Kimball, United States Bankruptcy Judge, Southern District of Florida, entered a final decree to close the chapter 11 case. The signing of this order signifies the Company’s emergence from bankruptcy.

On September 21, 2011, QSGI Green, Inc. (“QSGI Green”) a newly-formed, wholly-owned subsidiary of the Company completed the transactions contemplated by the Asset Purchase Agreement (the “TGG Agreement”) with The Gasket Guy, Inc (the “Seller” or “TGG”) a Florida Corporation, primarily engaged in the manufacture and installation of refrigeration gaskets throughout the United States.

On September 26, 2011, QSGI Green (the “Borrower”) entered into a loan agreement (the “Bank Note”) with First City Bank of Commerce (the “Lender”) in the amount of $564,775 to replace the Seller’s existing bank note. The Bank Note bears interest at 7.5% and has a maturity date of September 26, 2015.  The Bank Note is primarily supported by accounts receivable and inventory of QSGI Green. The Bank Note is personally guaranteed by the two previous founding owners of TGG.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	%	%	%	%
Product Revenue	74.8	67.5	72.5	72.6
Service Revenue	25.2	32.5	27.5	27.4
Total Revenue	100.0	100.0	100.0	100.0
Cost Of Products Sold	129.9	71.4	100.3	72.1
Cost Of Services Sold	14.0	11.2	14.9	9.5
Cost Of Products and Services Sold	143.9	82.6	115.2	81.6
Gross Profit	(43.9)	17.4	(15.2)	18.4
Selling, General And Administrative Expenses	47.4	40.8	40.7	33.3
Depreciation And Amortization	3.8	3.4	3.8	2.2
Interest Expense, net	14.2	3.3	13.2	1.8
Loss Before Benefit For Income Taxes	(109.3)	(30.1)	(72.9)	(18.9)
Provision (Benefit) For Income Taxes	0.0	0.1	0.0	0.2
Net Loss	(109.3)	(30.2)	(72.9)	(19.1)

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenue for the quarter ended June 30, 2009 was $4,563,074 compared to revenue of $6,097,239 for the quarter ended June 30, 2008, a $1,534,165 decrease, or 25.2%.   Revenue in our Data Security and Compliance segment decreased to $3,254,002 from $3,800,850, a $546,848 decrease, or 14.4%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product we were able to purchase from our suppliers decreased due to tight availability of capital.  This also affected our fee based revenue services which fell by 55% to $110,000 for the quarter ended June 30, 2009 from $243,000 for the quarter ended June 30, 2008.  This was due to the fact that some of our clients delayed their projects due to economic conditions.  Revenue in our Data Center Maintenance segment decreased to $1,370,279 from $2,288,272, a $917,993 decrease, or 40.1%.  At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers needs.  The decrease in our Data Center Maintenance segment was the result of a decrease in hardware sales and a corresponding decrease in services due to economic conditions.  Sales of hardware usually are bundled with a service contract to give the customer the best deal possible.  Our revenues categorized by products and services are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Revenue
Products	$3,414,614	$4,113,245
Services	1,148,460	1,983,994
Total Revenue	$4,563,074	$6,097,239

In our industry, the overall management of the computer equipment throughout its life cycle represents a growing burden on companies.  Our business has been built to keep companies in compliance with government legislation including HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.  As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.  However, the general economic conditions in the United States market and the tight availability of capital to purchase product and service our customer’s needs during the first six months of 2009 had a detrimental effect on the company as a whole.

Gross profit for the quarter ended June 30, 2009 was ($2,002,158) compared to a gross profit of $1,059,049 for the quarter ended June 30, 2009, a $3,061,207 decrease, or 289.1%.  Gross profit for the quarter ended June 30, 2009 decreased over the quarter ended June 30, 2008 as a result of a write-down of inventory of $2,065,983 during the 2009 quarter coupled with a liquidation of inventory to increase cash flow.

Gross margins for the quarter ended June 30, 2009 were (43.9%) compared to 17.4% for the quarter ended June 30, 2008.  Gross margins decreased in both our segments as a result of a write-down of inventory and a reduction of some of our slower moving inventory sold at a loss.

Selling, general and administrative expenses for the quarter ended June 30, 2009 were $2,164,723 compared to selling, general and administrative expenses of $2,486,812 for the quarter ended June 30, 2008, a $322,089 decrease, or 13.0%.  This decrease was the result of our commitment to reduce Company expenses and includes a severance accrual of approximately $1,000,000 related to an employment agreement.

Depreciation and amortization for the quarter ended June 30, 2009 was $93,057 compared to depreciation and amortization of $208,334 for the quarter ended June 30, 2008, a $115,277 decrease.    This decrease was the mainly the result of the completion of the amortization of deferred loan costs associated with changing lenders offset and less intangible asset amortization during the current quarter.

Interest expense for the quarter ended June 30, 2009 was $646,453 compared to interest expense of $199,792 for the quarter ended June 30, 2008, a $446,661 increase, or 223.6%, commensurate with an increase in the rate of interest charged on the Company’s borrowings, increased interest rates and interest related to the acquisition note.

The Company did not record a federal tax benefit for the three months ended June 30, 2009, as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company did not record state tax expense for the three months ended June 30, 2009 due to the size of the loss.  The Company recorded a federal tax benefit for the three months ended June 30, 2008.  The June 30, 2008 benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the six months ended June 30, 2009 was $9,341,388 compared to revenue of $14,302,814 for the six months ended June 30, 2008, a $4,961,426 decrease, or 34.7%.   Revenue in our Data Security and Compliance segment decreased to $6,373,921 from $9,444,686, a $3,070,765 decrease, or 32.5%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product we were able to purchase from our suppliers decreased due to tight availability of capital. Revenue in our Data Center Maintenance segment decreased to $3,028,674 from $5,012,250, a $1,983,576 decrease, or 39.6%.   At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers needs.  The decrease in our Data Center Maintenance segment was the result of a decrease in hardware sales and a corresponding decrease in services due to economic conditions.  Sales of hardware usually are bundled with a service contract to give the customer the best deal possible.  Our revenues categorized by products and services are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Revenue
Products	$6,774,404	$10,388,427
Services	2,566,984	3,914,387
Total Revenue	$9,341,388	$14,302,814

In our industry, the overall management of the computer equipment throughout its life cycle represents a growing burden on companies.  Our business has been built to keep companies in compliance with government legislation including HIPAA, Sarbanes-Oxley, the FACT Act, Gramm-Leach-Bliley, the Patriot Act or federal and state EPA regulations.  As increasing numbers of computers are replaced or become obsolete, there is a greater source of computer equipment that is available for resale and a potentially greater source of customers needing our services.  However, the general economic conditions in the United States market and the tight availability of capital to purchase product and service our customer’s needs during the first six months of 2009 had a detrimental effect on the company as a whole.

Gross profit for the six months ended June 30, 2009 was ($1,423,219) compared to a gross profit of $2,630,722 for the six months ended June 30, 2008, a $4,053,941 decrease, or 154.1%.  Gross profit for the six months ended June 30, 2009 decreased over the six months ended June 30, 2008 as a result of a write-down of inventory of during the second quarter and a liquidation of inventory to increase cash flow during the second quarter.

Gross margins for the six months ended June 30, 2009 were (15.2%) compared to 18.4% for the six months ended June 30, 2008.  Gross margins decreased in both our segments as a result of a write-down of inventory and a reduction of some of our slower moving inventory sold at a loss.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $3,802,044 compared to selling, general and administrative expenses of $4,758,880 for the six months ended June 30, 2008, a $956,836 decrease, or 20.1%.  This decrease was the result of our commitment to reduce Company expenses.  It includes a severance accrual of approximately $1,000,000 related to an employment agreement.

Depreciation and amortization for the six months ended June 30, 2009 was $194,911 compared to depreciation and amortization of $315,720 for the six months ended June 30, 2008, a $120,809 increase.    This increase was mainly the result of an increase in intangible asset amortization as a result of the acquisition.

Interest expense for the six months ended June 30, 2009 was $1,526,797 compared to interest expense of $256,442 for the six months ended June 30, 2008, a $1,270,355 increase, commensurate with an increase in the rate of interest charged on the Company’s borrowings, the amortization of the original issue discount on the new loan agreement and interest related to the acquisition note.

The Company did not record a federal tax benefit for the six months ended June 30, 2009 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company did not record a state tax expense for the six months ended June 30, 2009.  The Company recorded a federal tax benefit for the six months ended June 30, 2008.  This benefit was reduced by estimated state tax obligations.  We incur state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

Business Segments

We operate in two segments that clearly focus our services into easy-to-understand categories for our target customers: Data Security and Compliance, and Data Center Hardware and Data Center Maintenance.  Our “eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of inter-segment revenues, expenses, assets and liabilities.  Each of our segments is more fully described in Note 2 to our Condensed Consolidated Financial Statements.

Data Security & Compliance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$3,192,795	$3,800,850	$6,312,714	$9,444,686
Gross Profit	(1,591,133)	266,789	(1,598,808)	722,429
Selling, General And Administrative Expenses	1,464,483	1,337,045	2,223,383	2,694,307
Depreciation And Amortization	77,513	191,305	163,714	281,456
Loss Before Benefit For Income Taxes	3,779,982	1,461,353	5,517,521	2,509,776

Segment Assets	3,727,758	6,882,579	3,727,758	6,882,579
Goodwill	–	–	–	–
Expenditures for Property and Equipment	1,225	42,611	20,466	57,928

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenue for the quarter ended June 30, 2009 was $3,192,795 compared to revenue of $3,800,850 for the quarter ended June 30, 2008, a $608,055 decrease, or 16%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of product we were able to purchase from our suppliers decreased due to tight availability of capital.  This also affected our fee based revenue services which fell by 55% to $110,000 for the quarter ended June 30, 2009 from $243,000 for the quarter ended June 30, 2008.  This was due to the fact that some of our clients delayed their projects due to economic conditions.

Gross profit for the quarter ended June 30, 2009 was ($1,591,133) compared to gross profit of $266,789 for the quarter ended June 30, 2008, a $1,857,922 decrease, or 696.4%.  Our gross profit decreased as a result of the reduction in revenues, a write-down of inventory during the quarter and a liquidation of inventory to increase cash flow during the second quarter.  Gross margins for the quarter ended June 30, 2009 were (49.8%) compared to gross margins of 7.0% for the quarter ended June 30, 2008.  Margins decreased due to the liquidation and write-down of inventory.

Selling, general and administrative expenses for the quarter ended June 30, 2009 were $1,464,484 compared to selling, general and administrative expenses of $1,337,045 for the quarter ended June 30, 2008, a $127,439 increase, or 9.5%.  Expenses increased as a result of a severance accrual of approximately $1,000,000 related to an employment agreement offset by cost reductions that were initiated toward the end of 2008 and continued into the second quarter.  Additional expense reductions were completed towards the end of the first quarter of 2009 as we continued our commitment to further reduce costs.

Depreciation and amortization for the quarter ended June 30, 2009 was $77,513 compared to depreciation and amortization of $191,305 for the quarter ended June 30, 2008, an $113,792 decrease.  This decrease was the result of loan costs being fully amortized during the quarter.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the six months ended June 30, 2009 was $6,312,714 compared to revenue of $9,444,686 for the six months ended June 30, 2008, a $3,131,972 decrease, or 33.2%.  This was primarily the result of a decrease in our wholesale remarketing revenues as the amount of available product we were able to purchase from our supplier's decreased and due to tight availability of capital.  We also had a decrease in our Data Security and Compliance services revenue as some of our clients delayed their projects due to economic conditions.

Gross profit for the six months ended June 30, 2009 was ($1,598,808) compared to gross profit of $722,429 for the six months ended June 30, 2008, a $2,321,237 decrease.  Our gross profit decreased due to a reduction in revenues, a write-down of inventory and a liquidation of inventory to increase cash flow.  Gross margins for the six months ended June 30, 2009 were (25.3%) compared to gross margins of 7.7% for the six months ended June 30, 2008.  Our gross profit decreased as a result of the reduction in revenues, a write-down of inventory during the quarter and a liquidation of inventory to increase cash flow during the second quarter.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $2,223,383 compared to selling, general and administrative expenses of $2,694,307 for the six months ended June 30, 2008, a $470,924 decrease, or 17.5%.  Expenses decreased as a result of cost reductions that were initiated toward the end of 2008.  Additional expense reductions were completed towards the end of the first quarter of 2009 that started to be realized during the second quarter of 2009.  These reductions were offset by a severance accrual of approximately $1,000,000 related to an employment agreement.

Depreciation and amortization for the six months ended June 30, 2009 was $163,714 compared to depreciation and amortization of $281,456 for the six months ended June 30, 2008, an $117,742 decrease.  This decrease was the result of loan costs being fully amortized during the quarter.

Data Center Maintenance Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,370,279	$2,296,389	$3,028,674	$4,858,128
Gross Profit	(411,025)	792,260	175,589	1,908,293
Selling, General And Administrative Expenses	700,239	1,149,767	1,578,661	2,064,573
Depreciation And Amortization	15,544	17,029	31,197	34,264
Loss Before Provision For Income Taxes	1,126,408	374,536	1,429,450	190,544

Segment Assets	1,679,772	2,784,916	1,679,772	2,784,916
Goodwill	1,489,621	1,489,621	1,489,621	1,489,621
Expenditures for Property and Equipment	-	1,675	-	13,179

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenue for the quarter ended June 30, 2009 was $1,370,279 compared to revenue of $2,296,389 for the quarter ended June 30, 2008, a $926,110 decrease, or 40.3%.  At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers' needs.  The decrease in maintenance services was due to tight availability of capital that was needed to provide hardware and services.

Gross profit for the quarter ended June 30, 2009 was $(411,025) compared to gross profit of $792,260 for the quarter ended June 30, 2008, a $1,203,285 decrease, or 151.9%.  Our gross profit decreased as we took an inventory reserve of $890,000 and we had a decrease in revenues for the quarter.  Gross margins decreased to (30.0%) from 34.5%.  Gross margins decreased as a result of the inventory reserve and our selling mainframe product out of this segment with lower margins to support our maintenance customers.

Selling, general and administrative expenses for the quarter ended June 30, 2009 were $700,239 compared to selling, general and administrative expenses of $1,149,767 for the quarter ended June 30, 2008, a $449,528 decrease, or 39.1%.  This was the result of careful review of all expenses as we continue our commitment to reduce expenses.

Depreciation and amortization for the quarter ended June 30, 2009 was $15,544 compared to depreciation and amortization of $17,029 for the quarter ended June 30, 2008, a $1,485 decrease.  This was the result of increase in intangible assets amortization.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the six months ended June 30, 2009 was $3,028,674 compared to revenue of $4,858,128 for the six months ended June 30, 2008, a $1,829,454 decrease, or 37.6%.  At the beginning of the first quarter of 2009, we combined the Data Center Maintenance and Data Center Hardware segments to better service our customers' needs.  The decrease in maintenance services was due to tight availability of capital that was needed to provide hardware and services.

Gross profit for the six months ended June 30, 2009 was $175,589 compared to gross profit of $1,908,293 for the six months ended June 30, 2008, a $1,732,704 decrease, or 90.8%.  Our gross profit decreased as a result of the decrease in gross profit caused by a decrease in our service revenue during the quarter coupled with additional inventory reserves of $916,000.  Gross margins decreased to 5.8% for the six months ended June 30, 2009 from 39.3% for the six months ended June 30, 2008.  This decrease was a result of an increase in our inventory reserve plus our selling mainframe product out of this segment with lower margins to support our maintenance customers.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $1,578,661 compared to selling, general and administrative expenses of $2,064,573 for the six months ended June 30, 2008, a $485,912 decrease, or 23.5%.  This was the result of an increase in the allocation of the corporate overhead charge and an increase in payroll and payroll related expenses due to the combination of our maintenance and hardware companies in January 2009.

Depreciation and amortization for the six months ended June 30, 2009 was $31,197 compared to depreciation and amortization of $34,264 for the six months ended June 30, 2008, a $3,067 decrease.  This was the result of increase in intangible assets amortization.

Geographic Areas

We operate primarily in the United States with no assets in foreign countries.  However, we sell to and provide data security and compliance services to customers operating in foreign countries.  Additionally, we have established multiple foreign partners for our Data Security and Compliance division which allow us to utilize our software to service our client’s needs in more than 90 countries worldwide.  All of our purchases and sales are denominated in US dollars.  There were no foreign currency transaction gains or losses during the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

Net cash used in operating activities in the six months ended June 30, 2009 was $166,545.  Net cash provided by operating activities in the six months ended June 30, 2008 was $653,574.  Net cash used in operating activities during the six months ended June 30, 2009 was primarily a result of a decrease in accounts receivable, a decrease in inventories, and an increase in accounts payable, accrued payroll and accrued expenses offset by a net loss and cash used in discontinued operations of $1,338,340.  Net cash provided by operating activities during the six months ended June 30, 2008 was primarily a result of a decrease in accounts receivable, a decrease in inventories, an increase in accounts payable and accrued expenses offset by a decrease in prepaid expenses and other assets and a net loss.  The decrease in our receivables was mainly attributable to the decrease in revenue in our Data Center Hardware segment and at our Data Security and Compliance segment coupled with tighter credit controls resulting in better collections.  The decrease in inventories was the result of our selling the inventory to generate cash.

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was $9,466 and $71,107, respectively.  Net cash used in investing activities in the six months ended June 30, 2009 was for the purchase of fixed assets and included the sale of a fixed asset that was fully depreciated.  Net cash used in investing activities in the six months ended June 30, 2008 was for the purchase of fixed assets.

Net cash used in financing activities for the six months ended June 30, 2009 was $26,010.  Net cash used in financing activities for the six months ended June 30, 2008 was $568,508.  Net cash used in financing activities for the six months ended June 30, 2009 was the result of additional borrowings on our revolving line of credit, the payment of financing costs and the payment of dividends offset by borrowings under our current revolving line of credit.  Net cash used in financing activities for the six months ended June 30, 2008 was the result of paying off our previous revolving line of credit, the payment of financing costs and the payment of dividends offset by borrowing under our current revolving line of credit.

On March 31, 2009, the Company signed a forbearance agreement and Third Amendment to the Amended and Restated Securities Purchase Agreement with Victory Park Credit Opportunities Master Fund, LTD and Victory Park Management, LLC. (collectively "Victory") whereby Victory agreed to forbear from exercising certain of their rights and remedies and advanced $850,000 in additional funds and changed the advance rate on Accounts Receivable to a range of 85% to 90% and eligible inventory to 60%.  The Company incurred $10,000 in amendment fees and $100,000 in forbearance fee.  This amount was recorded as additional debt issuance costs in February 2009 and will be recognized as interest expense on a straight -line basis over the remaining twenty one months of the financing agreement.  The Company was in compliance with its loan agreement and had borrowed the maximum amount under its borrowing base at March 31, 2009 exclusive of the $850,000.

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

As of April 1, 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

We do not have any material commitments for capital expenditures during the next twelve months.

Item 3Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4Controls and Procedures

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

As of June 30, 2009, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                                Legal Proceedings

The Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.  The asset sale resulted in a gain of $1,400,000.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.  The asset sale resulted in a loss of $2,140,000.

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively “VPC”) and signed a Settlement Agreement and Mutual Release. VPC made claims against the Company including pre-petition overstatements of inventory valuation and post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division.

In June, 2010, a settlement was reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000.

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

Item 2.                                Unregistered sales of equity securities and Use of Proceeds

None

Item 3.                                Defaults Upon Senior Securities

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.                                Exhibits

Exhibits
See List of Exhibits filed as part of this quarterly report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. Inc. (Registrant)
Dated: October 26, 2011	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.