Form 10-Q
period 2009-09-30
QSGI INC.
filed 2011-10-28
CIK 27960

As filed with the Securities and Exchange Commission on October 28, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

PART I                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

(Debtor-in-Posession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$98,534	$192,499
Prepaid expenses and other assets	229,210	–
Assets of Discontinued Operation - current	–	10,157,676
Total Current Assets	327,744	10,350,195
Assets of Discontinued Operation – long term	–	14,965,247

TOTAL ASSETS	$327,744	$25,315,442

Liabilities And Stockholders’ Deficit
Current Liabilities
Revolving line of credit	$–	$5,351,130
Notes Payable – Principal Stockholder	–	10,000,000
Accounts payable	–	2,313,640
Accrued expenses and other liabilities	–	1,160,172
Accrued payroll	–	164,311
Liabilities of Discontinued Operation – current	–	2,377,175
Liabilities not subject to compromise – current:
- Accrued expenses and other liabilities	93,593	–
Liabilities subject to compromise – current:
- Revolving line of credit	2,918,463	–
- Notes Payable – Principal Stockholder	10,000,000	–

Total Current Liabilities	13,012,056	21,366,428

Liabilities subject to compromise – Long term:
- Accounts payable	4,231,670	–
- Accrued expenses and other liabilities	1,538,398	–
- Accrued payroll	1,171,773	–
Deferred Revenue – Long term	–	19,000
Deferred Income Taxes	27,300	27,300
Total Liabilities	19,986,336	21,412,728

Redeemable Convertible Preferred Stock	4,271,472	4,257,910

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2009
and 2008, $0.01 par value, none issued	–	–

See the accompanying notes to condensed consolidated financial statements.

Common shares: authorized 95,000,000 shares in 2009 and 2008, $0.01 par value; 48,797,716 shares issued and outstanding in 2009, of which 10,000,000 shares were contingent acquisition shares held in escrow; 48,547,716 shares issued and outstanding in 2008 of which 10,000,000 shares were contingent acquisition shares held in escrow	387,977	385,477
Additional paid-in capital	16,528,977	16,723,724
Accumulated Deficit	(40,841,879)	(17,464,397)
Total Stockholders’ Deficit	(23,924,925)	(355,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$327,744	$25,315,442

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest Expense, net	310,342	465,251	1,837,139	721,693

Loss Before Reorganization Items and Provision (Benefit) For Income Taxes	-310,342	-465,251	-1,837,139	-721,693
Reorganization Items:	-115,390	-	-115,390	-
Professional Fees
Loss Before Provision (Benefit) For Income Taxes and Discontinued Operations	-425,732	-465,251	-1,952,529	-721,693
Provision (Benefit) For Income Taxes	-	-3,737	1,000	31,030

Loss Before Discontinued Operations	-425,732	-461,514	-1,953,529	-752,723

Loss From Discontinued Operations	2,085,437	1,992,451	21,423,953	4,436,329

Net Loss	-2,511,169	-2,453,965	-23,377,482	-5,189,052

Preferred Stock Dividends	84,000	65,030	210,617	193,678

Accretion To Redemption Value of Preferred Stock	5,140	4,842	13,562	14,310

Loss Available to Common Stockholders	$(2,600,309)	$(2,523,837)	$(23,601,661)	$(5,397,039)

Loss Per Common Share – Basic & Diluted before Discontinued Operations	$(0.01)	$(0.01)	$(0.06)	$(0.02)
Loss Per Common Share – Basic & Diluted from Discontinued Operations	$(0.06)	$(0.06)	$(0.55)	$(0.14)
Loss Per Common Share – Basic & Diluted	$(0.07)	$(0.07)	$(0.61)	$(0.16)
Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	38,797,716	36,506,955	38,797,716	33,292,242

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Nine Months Ended September 30, 2009
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2008	38,547,716	$385,477	$16,723,724	$(17,464,397)	$(355,196)

Stock Option Compensation	–	–	16,933	–	16,933

Stock issued for Financing	250,000	2,500	12,500		15,000

Preferred Stock Dividends	–	–	(210,617)	–	(210,617)

Accretion To Redemption Value Of Preferred Stock	–	–	(13,563)	–	(13,563)

Net Loss	–	–	–	(23,377,482)	(23,377,482)

Balance (Deficit) – September 30, 2009	38,797,716	$387,977	$16,528,977	$(40,841,879)	$(23,924,925)

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities
Loss before discontinued operations	$(1,953,529)	$(752,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	229,000	–
Accounts payable and other liabilities	3,284,718	1,651,545
Cash from operating activities – continuing operations	1,570,467	929,852
Cash from operating activities – discontinued operations	(1,425,790)	(291,869)
Net Cash Provided by (Used In) Operating Activities	134,399	637,983

Cash Provided by (Used In) Investing Activities
Cash from investing activities – continuing operations	–	–
Cash from investing activities – discontinued operations	2,440,534	(42,612)
Net Cash Provided by (Used In) Investing Activities	2,440,534	(42,612)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	(25,614)
Net amounts paid under revolving lines of credit, net of OID	(2,432,667)	(68,592)
Preferred stock dividends	(210,617)	(193,678)
Cash used in financing activities – continuing operations	(2,668,898)	(287,884)
Cash from financing activities – discontinued operations
Net Cash Used In Financing Activities	(2,668,898)	(287,884)

Net Increase (decrease) In Cash And Cash Equivalents	(93,965)	307,487

Cash And Cash Equivalents – Beginning Of Period	192,499	127,723
Cash And Cash Equivalents – End of Period	$98,534	$435,210

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Supplemental disclosure of cash flow information
Income Taxes Paid	$—	$63,982
Interest Paid	417,984	526,738

Supplemental schedule of non-cash financing and investing activities
Stock issued for financing	$—	$733,750
Stock issued for acquisition		770,000
Warrants issued for acquisition		1,287,878
Note issued for acquisition		10,000,000
Accrued acquisition costs		940,559
Assets exchanged for debt forgivness	500,000

See the accompanying notes to condensed consolidated financial statements.

QSGI INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Business Organization

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

The condensed consolidated statement of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment and is reporting them as discontinued operations.  As part of the plan of bankruptcy, both segments assets were sold.

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

In June, 2010, a settlement was reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000, which includes accrued interest of $159,000.

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

On March 21, 2011 the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division had a hearing to consider confirmation of the Debtors’ Third Amended Plan of Reorganization (D.E. # 384) under Chapter 11 of the Bankruptcy Code filed by QSGI, INC., QSGI-CCSI, INC. and QUALTECH SERVICES GROUP, INC., and dated February 1, 2011 and confirmed the Plan.  On May 5, 2011, the Judge entered the order confirming the plan of reorganization.

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

For the three months ended September 30, 2009 and 2008, the Company excluded weighted average common share equivalents related to stock options of 763,503 and 941,571, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

For the nine months ended September 30, 2009 and 2008, the Company excluded weighted average common share equivalents related to stock options of 821,199 and 960,267, respectively and weighted average common share equivalents related to redeemable preferred stock of 1,911,111 and 1,911,111, respectively because their effect would be anti-dilutive.

At September 30, 2009, there were also 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services, Inc. and 10,000,000 are being held in escrow to be released based on Contemporary Computer Services, Inc. achieving certain performance milestones or returned to treasury if such milestones are not reached.

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.          Business Acquisition

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

4.          Discontinued Operation

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

During the quarter ended September 30, 2009, the Company expensed approximately $210,000.  This was the remaining net equity in CCSI of which $1,608,000 were assets and $1,398,000 were liabilities.  This charge was included in the loss from discontinued operations.

As of July 1, 2009, the Company ceased reporting the results of operations of the Data Security and Compliance and Data Center Maintenance Segment separately and is reporting it as discontinued operations.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000.

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

The following summarizes the operating results of QSGI INC.’s discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$1,641,748	$8,629,317	$13,643,160	$22,932,131
Cost of Sales	1,264,720	6,938,120	14,005,757	18,610,212
Selling And Administrative Expenses	1,428,062	3,482,461	6,350,409	8,241,341
Depreciation	65,494	201,187	375,437	516,907
Loss on impairment	—	—	13,366,601	—
Loss on disposal of assets	968,909	—	968,909	—
Net loss from discontinued operations	2,085,437	1,992,451	21,423,953	4,436,329

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:
	September 30, 2009		December 31, 2008

Assets of discontinued operations - current: Accounts Receivable	$—		$4,689,376
Inventory	—		5,144,010
Other assets	—		324,290
	$—		$10,157,676
Assets of discontinued operations – long term: Property, plant and equipment	—		727,454
Goodwill	—		7,934,627
Intangibles, net	—		6,017,968
Other assets	—		285,198
			$14,965,247
Liabilities of discontinued operations – current:		a
Accounts Payable	$—		$1,814,530
Deferred Revenue	—		385,805
Other current liabilities	—		176,840
	$—		$2,377,175

5.          Financing Arrangements

Revolving Line Of Credit

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables. The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%) with a default rate of fifteen percent (15.00%).  As of September 30, 2009, the Company owed Victory Park capital $2,918,463 and during the quarter ended September 30, 2009, was paying a default interest rate of percent (15.00%) with all principal and interest due December 1, 2010.  As of December 31, 2008, the Company owed Victory Park capital $5,351,130 and was paying a default interest rate of fifteen percent (15.00%), with all principal and interest due December 1, 2010.  The Company had no availability on the borrowing base at December 31, 2008.  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement.

In July 2008, the Company completed the purchase of all of the outstanding shares of Contemporary Computer Service, Inc. (CCSI).  As part of the acquisition, the seller financed $10,000,000.  At September 30, 2009, the company owed $10,000,000 at a default interest rate of fifteen percent (15.00%) and at December 31, 2008, the company owed $10,000,000 at an interest rate of ten percent (10%).  All principal and interest is due December 31, 2011 or when converted into common stock.

6.          Stock Options and Warrants

There were no stock options or warrants issued in the first nine months of 2009 and no options or warrants expired in the first nine months of 2009.

7.          Income Taxes

The Company did not record a federal tax benefit for the nine months ended September 30, 2009 and 2008 as we recorded a change in the valuation allowance for an amount equal to the tax benefit.  The Company recorded no state tax expense for the nine months ended September 20, 2009 and a state tax expense for the nine months ended September 30, 2008.  The Company incurs state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the nine months ended September 30, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  Tax years from 2005 through 2008 remain subject to examination by major tax jurisdictions.

8.     Subsequent Events

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

Effective June 17, 2011 QSGI, Inc. merged with KruseCom, LLC (“KruseCom”), a company that is primarily engaged in Information Technology Data Security and Compliance.   The merger was carried out in accordance with a Share Exchange Agreement dated June 17, 2011 (the “Exchange Agreement”) among KruseCom, a Florida Limited Liability Company formed in October 2009.  The merger contemplated by the Exchange Agreement is part of the Chapter 11 Plan of Reorganization that was approved by the impaired parties and confirmed by the US Bankruptcy Court on May 4, 2011.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment.  As part of the plan of bankruptcy, both segments assets were sold.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000.

Business Segments

Since all of the reporting companies have been sold and are reported as discontinued operations, the company will no longer be reporting business segments.

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

As of September 30, 2009, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

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

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000.

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

In June, 2010, a settlement was reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000, which includes accrued interest of $159,000.

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

QSGI INC. Inc. (Registrant)
Dated: October 28, 2011	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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