Form 10-K
period 2009-12-31
QSGI INC.
filed 2011-11-04
CIK 27960

As filed with the Securities and Exchange Commission on November 4, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of November 4, 2011 (the business day of the Registrant’s most recently completed third fiscal quarter), was $13,270,362 (221,172,716 shares x $0.06 per share).

As filed with the Securities and Exchange Commission on November 4, 2011

Number of shares outstanding of the Registrant’s Common stock, as of November 4, 2011, is 221,172,716.

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

  Recent Developments

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

Employees

As of December 31, 2009, we had 2 employees, both of which are deferring wages.  They are spending their time working on the reorganization effort and emergence from Chapter 11 Bankruptcy.

Available Information

Our Internet website address is www.qsgiinc.com.  We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.        Risk Factors

The following constitute some of the noteworthy risks of an investment in the Company and should be carefully considered by respective investors prior to investing in the Company.  The order of the following risk factors is not intended to be indicative of the relative importance of any described risk nor is the following risk factors intended to be inclusive of all of the risks of an investment in the Company.

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

We are organized with a small senior management team.  If we were to lose the services of the one of our management team, our overall operations could be adversely affected.  We consider our key individual as of this filing to be:

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

Item 1B.                      Unresolved Staff Comments

None

Item 2.                                Properties

None

Item 3.                                Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings.  The liability related to the prepetition claims was considered in the Company’s December 31, 2009 Balance Sheet.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment and is reporting them as discontinued operations.  As noted below, both segments assets were sold while inside Chapter 11 Bankruptcy.

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

Item 4.Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.  During October 2008, a vote of the majority shareholders was held by proxy vote.  The purpose of the vote was to elect Seth A. Grossman to a three year term beginning October 1, 2008 and to ratify Morison Cogen LLP as the Company's Certified Public Accountant for the year ended December 31, 2008.  The Company received a majority of shareholder votes in favor of electing Seth A. Grossman to a three year term and ratifying Morison Cogen LLP as the Company's Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is listed on the Pink Sheets Bulletin Board under the symbol “QSGIQ.”

The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company’s Common Stock as reported on the Pink Sheets Bulletin Board.

Years Ended December 31, 2009	High	Low
First Quarter	$0.22	$0.02
Second Quarter	0.27	0.04
Third Quarter	0.02	0.0002
Fourth Quarter	0.013	0.0005

Years Ended December 31, 2008
First Quarter	$0.37	$0.22
Second Quarter	0.30	0.18
Third Quarter	0.25	0.16
Fourth Quarter	0.24	0.08

Holders

As of November 4, 2011, there were approximately 1,800 holders of record of the Company’s Common Stock and the closing price was $0.05.  Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future.  The Company intends to use any earnings, which may be generated, to finance the growth of the businesses.

During 2009, the Company paid or accrued a total of $210,610 in dividends on its redeemable convertible preferred stock.  During 2008, the Company paid or accrued a total of $258,000 in dividends on its redeemable convertible preferred stock. The 6% dividend is payable quarterly in cash or additional preferred securities, at the same price as originally issued, at the Company’s option.  The Company did not pay dividends in 2009.  The Company chose to pay all 2008 dividends in cash.

The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2009, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	9,332,000	$1.455	4,671,334

Equity compensation plans not approved by security holders	3,800,000	$2.177	-

Total	13,132,000	$1.664	4,671,334

Equity Compensation Plan not Approved by Security Holders

The material features of the plan are:

Option Grant.  Options are granted in the discretion of the Board of Directors.

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

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Michael Sheerr	Jan - 06	1	1	Exercise of Stock Options	100,000
John W. Heilshorn	Feb - 06	2	1	Shares Issued for Services	24,000
Keith L. Lippert	Feb - 06	2	1	Shares Issued for Services	24,000
Whitmer & Worrall, LLC	Mar - 06	2	1	Shares Issued for Services	40,540
Michael Sheerr	Mar - 06	1	1	Exercise of Stock Options	250,000
Joel Owens	Jun - 06	3	1	Acquisition	2,063,545
Victory Park Credit Opportunities Master Fund	Jun - 08	4	1	Shares Issued for Funding	1,875,000
John S. Riconda	Jun - 08	5	1	Acquisition	13,500,000
Victory Park Credit Opportunities Master Fund	Jun - 08	4	1	Shares Issued for Funding	2,000,000

1.	Represents shares issued in connection with the exercise of common stock options.
2.	Represents shares issued for services rendered.
3.
Represents shares used in connection with the payment of additional merger consideration that was due in conjunction with the acquisition of Qualtech International Corporation and Affiliate, valued at $1.66 per share.

4.	Represents shares issued that were issued as part of the Securities Purchase Agreement between the Company and Victory Park Credit Opportunities Master Fund, Ltd.
5.	Represents contingent shares that were part of the acquisition of CCSI Inc. that are being held in escrow to be released as the CCSI Inc. meets certain financial milestones.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

Results of Operations

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings.  The liability related to the prepetition claims was considered in the Company’s December 31, 2009 Balance Sheet.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment and is reporting them as discontinued operations.  As noted below, both segments assets were sold while inside Chapter 11 Bankruptcy.

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

The Company recognizes revenue when it is realized or realizable and earned.  The Company provides a limited “DOA Warranty” in connection with some of its product sales.  DOA means “Dead On Arrival” and is a commonly used term in the computer industry.  If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available.  The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option.  Based on an internal study by management, we determined that approximately 4% of Company’s sales that are covered under this warranty are returned to the Company.  The Company has alternative methods to sell the returned equipment by tearing it down and selling the working components as parts and the non-working components to metal recyclers.  The alternative sales methods are rarely below the original cost of the equipment.  The Company has not had any significant differences for the years ended December 31, 2009 and 2008.  Therefore, no warranty reserve has been recorded.  Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as for inventory whose carrying value is in excess of net realizable value.  These reserves are based on current assessments about future demands, market conditions and related management initiatives.  Management continually monitors its inventory valuation, and makes an assessment of its inventory allowance on a quarterly basis.  If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required, which would be a decrease to our inventory balance and an increase to cost of sales.  The Company had no inventory for sale at December 31, 2009.

The Company provides an estimated allowance for doubtful accounts and an allowance for sales returns.  The allowance for doubtful accounts is based on management’s assessment about future collectability of accounts receivable on an account by account basis, with a reserve set up accordingly.  If conditions change, additional allowances may be required which would decrease our accounts receivable balance and increase our bad debt expense.  The allowance for sales returns is based on historical data and management’s assessment of how much of a return of product is resalable.  This allowance is reviewed on a quarterly basis and if required, an adjustment is made to increase or decrease the reserve and increase or decrease sales.  The Company had no trade accounts receivable at December 31, 2009.

The Company accounts for stock-based employee compensation awards using a fair value method and records such expense in the consolidated financial statements in accordance with the provisions of the FASB ASC 718 (formerly, SFAS No. 123R, Share Based Payment) that was issued by the FASB.

The Company in accordance with the FASB ASC 350 (formerly, SFAS No. 142, Goodwill and Other Intangible Assets), performs impairment tests in the fourth quarter of each year.  As of December 31, 2009, the Company had no remaining assets to subject to the requirements of FASB ASC 350.

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

Impact Of Recently Issued Accounting Standards

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB ASC 820-10 (formerly, SFAS No. 157) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 (formerly, SFAS No. 141R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 (formerly, SFAS No. 160) requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 (formerly, SFAS No. 161) is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 (formerly, FSP FAS 142-3) amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 (formerly, FSP EITF 03-6-1) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 (formerly, FSP APB 14-1) will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 (formerly, EITF No. 07-5) are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

FASB ASC 825-10 (formerly, FSP FAS 107-1 and FSP APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 (formerly, FSP FAS 157-4) provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 (formerly, FSP FAS 115-2 and FSP FAS 124-2) amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 (formerly, SFAS No. 165) is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard changes the referencing of financial standards.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

On July 2, 2009 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to reorganize its operations.  During this time, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we continued to evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).  As of December 31, 2009, based upon this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective, due to the material weaknesses in internal control over financial reporting described below, at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Although the Company was able to comply with the reporting requirements of the Bankruptcy Court it was not able to comply with the timely periodic reporting requirements of the Securities and Exchange Act of 1934.   In light of the bankruptcy, management believes that  in designing and evaluating the disclosure controls and procedures of the Company,  management cannot provide absolute assurance that the objectives of the control system have been met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On July 2, 2009 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to reorganize its operations.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria, although the Company has complied with all of the reporting requirements of the Bankruptcy Court.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

As of March 1, 2010, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	47	Chairman, Chief Executive Officer, Director

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

None of the Directors or Executive Officers of the Company:

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

Code of Ethics for Staff Members and Directors

The Company has adopted a Code of Ethics for Staff Members and Directors, which applies to all employees, including our Chief Executive and Chief Financial Officer.  The following is the company’s code of conduct and ethics.

QSGI INC. Code of Conduct and Ethics

The staff members and directors of QSGI INC. have held themselves to the highest business and ethical standards in their dealings with each other, clients, vendors, competitors, and shareholders. Those standards are values we hold dear, and they have guided our work over the years.

We believe that only the highest standard of business and ethical conduct is appropriate. Dealing fairly, keeping client confidences, and avoiding conflicts of interest are paramount values in our relationships with our clients and our success as a company.

With these values in mind, the staff members and directors of QSGI INC. shall always:

•	Avoid conflicts and the appearance of conflicts of interest. Our private interests and personal positions shall not interfere with the best interests of our clients or of QSGI INC.

•	Not use corporate opportunities or property inappropriately or for personal benefit or gain.

•	To the extent permitted by law, maintain the confidentiality of nonpublic information in our possession, and not use this information for personal gain.

•	Deal appropriately with our staff members, our clients, vendors, competitors, and shareholders.

•
Adhere to all applicable laws, rules, and regulations in all markets and business endeavors. This includes full, fair, accurate, timely, and understandable disclosure in documents we file with the SEC and in our other public communications.

•
Encourage staff members to be vigilant and to report any illegal or unethical behavior they observe.  Any waivers of the code for executive officers and directors may be made only by the board or a board committee and must be promptly disclosed to shareholders.

•	Live by this Code in order to help our clients succeed.

Compliance with Section 16(a) of the Exchange Act

Our directors, officers, and beneficial owners of 10% or more of our securities are in compliance with Section 16(a) of the Exchange Act.

Item 11.                      Executive Compensation

Oversight of Executive Compensation Program

            Historically, the Compensation Committee (the “Committee”), composed entirely of independent directors, administers QSGI's executive compensation program.  There were no outside directors as of December 31, 2009 and thus the Committee ceased to exist. The role of the Committee includes establishing and overseeing compensation and benefit programs for our executive officers including the Chief Executive Officer (“CEO”), the other executive officers and other key executives listed in the Summary Compensation Table (the “Named Executives”).  The Committee also evaluates the performance of the CEO and reviews the performance of other Named Executives every year.  The Committee reviews management performance, succession planning and executive development on a regular and ongoing basis with formal reviews conducted at least annually.  Elements of our executive compensation program include: base salary; annual incentive bonus; long-term equity-based incentive awards; and employee benefits and executive perquisites.

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

Compensation Philosophy and Objectives

Historically, the Committee’s policy was to compensate and reward the CEO and other Named executives based on the combination of some or all of the following factors, depending on the executive’s responsibilities: corporate performance, business unit performance and individual performance.  The Committee evaluates corporate performance and business unit performance by reviewing the extent to which QSGI has accomplished strategic business objectives, such as revenue growth, earnings and cash flow.  The Committee also evaluates individual performance by reviewing actual accomplishments.  The Committee determines increases in base salary and annual cash incentive awards based on a combination of actual accomplishments, corporate performance and business unit performance and may recommend cash incentive awards to reward executive officers and other key executives even if corporate performance may not meet expectations.  It was the Committee's belief that it is prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our strategic long-term objectives.

Based on these philosophies and objectives, the Committee believes that QSGI's executive compensation program should consist of the following elements:

•	Base salary,

•	Annual cash incentive opportunity,

•	Long-term equity-based incentive awards, and

•	Benefits and executive perquisites

Additional details on each element of compensation program are outlined below.

Base Salaries

Historically, the base salary takes into account individual duties, responsibilities, scope of control and accountability for each position.  The Committee also considers the competitiveness of the base salary.  The Committee reviews salaries of the CEO and other Named Executives annually and awards increases, as appropriate.  The Committee approved all increases in base salary for the CEO and other Named Executives in advance.

Annual Incentive Compensation

Historically, annual incentive compensation bonus awards are available to the CEO and other Named Executives based on achievement of our short-term business objectives, stockholders’ interests as a whole, individual performance which includes long hours, hard work and dedication to the Company's future and its goals.  The Committee reviewed the individual performance, attainment of our short-term business objectives and stockholders' interests as a whole and recommends a bonus based on a combination of these factors and may recommend cash incentive awards to reward the CEO and other Named Executives even if corporate performance may not meet expectations. It is the Committee's belief that it is prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our strategic long-term objectives.

Long-Term Equity-Based Incentive Compensation

Historically, the Committee provided stock incentives to the CEO and other Named Executives that are tied to QSGI's long-term performance in order to link the executive’s interests to those of our shareholders and to encourage stock ownership by executives.

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

Stock options granted under the Flexible Stock Plan may vest ratably, or over a period of five or ten years.  The term is at the discretion of the Committee.  The number of shares of stock underlying options granted to the CEO and each Named Executives in 2009 and 2008 is shown in the table below.  The number of shares, option exercise prices, and expiration dates relating to all outstanding stock options that are held by the CEO and each of the Named Executives as of December 31, 2009 and 2008, are shown in the table below.  Information relating to options exercised during 2009 and 2008 for the CEO and each Named Executive is shown in the table below.

   Benefits and Executive Perquisites

Historically, the Committee operated with the belief that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided in the market place.  In addition to salaries, incentive bonus and stock awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites. At QSGI, executive officers participate in the same retirement and welfare benefit plans as all salaried employees. We also provided certain perquisites to executive officers, subject to an annual allowance approved by the Committee. The Committee reviews actual spending on executive perquisites annually.   The Committee was disbanded an all benefits and executive perquisites ceased in as of December 31, 2009.

     Retirement Benefits

Historically, the Company contributed 3% of an eligible employee's annual compensation to a qualified 401(k) savings plan.  A participant in the plan may elect to contribute additional funds subject to annual limits established under the Internal Revenue Code. Employee and Company matching contributions are fully vested immediately. Participants may receive distribution of their QSGI Savings Plan accounts any time after they cease service with the Company.   Contributions ceased when the Company entered Chapter 11 Bankruptcy protection on July 2, 2009.

     Welfare Benefits

Historically, all executive officers, including the Named Executives, are eligible for welfare benefits from QSGI including: medical, dental, life insurance, short-term disability, and long-term disability. Executives participate in these plans on the same basis and subject to the same costs, terms and conditions as other salaried employees of the same defined employee class.   These plans ceased as of December 31, 2009.

     Perquisites

Historically, QSGI provided a taxable allowance for club membership dues of up to $20,000 as a perquisite for the CEO.  These perquisites ceased as of December 31, 2009.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and the two other most highly compensated officers that was paid by us during the fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1) (5)	2009	$ 218,042	$ -	$ -	$ -	$ -	$ -	$ -	$ 218,042
Chairman, CEO and	2008	$ 424,000	$ -	$ -	$ 66,656	$ -	$ -	$ 20,000	$ 510,656
President

Seth A. Grossman(2) (5)	2009	$ 65,230	$ -	$ -	$ -	$ -	$ -	$ -	$ 65,230
President and Chief	2008	$ 339,200	$ -	$ -	$ 33,328	$ -	$ -	$ -	$ 372,528
Operating Officer

Edward L. Cummings(1) (5)	2009	$ 123,715	$ -	$ -	$ -	$ -	$ -	$ -	$ 123,715
CFO and Treasurer	2008	$ 254,400	$ -	$ -	$ 33,328	$ -	$ -	$ -	$ 287,728

Vivek J. Agarwal(3) (4)	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Sales Representative	2008	$ 80,516	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,516

(1)	See “Employment Contracts” below for agreements entered into with executive officers. Employment ended September 25, 2009.

(2)	Employment ended March 9, 2009.

(3)
Two option grants were issued.  The option value was based on the grant date fair value of $1.01 and $1.80 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price.  The Black-Scholes model was used with the following assumptions:  dividend yield of 0%; expected volatility of 88.36%; risk-free interest rate of 4.15%; and expected lives of 1.6 years.

(4)	Employment ended on October 31, 2008.

(5)
One option grant was issued for each Officer.  The option value was based on the grant date fair value of $0.16 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price.  The Black-Scholes model was used with the following assumptions:  dividend yield of 0%; expected volatility of 80.61%; risk-free interest rate of 3.01%; and expected lives of 10 years.

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2009:
Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Marc Sherman	-	$ -	$ -	-	$ -	-	-	$ -	-	$ -
Seth A. Grossman(1)	-	$ -	$ -	-	$ -	-	-	$ -	-	$ -
Edward L. Cummings(21)	-	$ -	$ -	-	$ -	-	-	$ -	-	$ -

(1)  Employment ended on March 9, 2009
(2)  Employment ended on September 25, 2009

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning Equity Awards held on December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable (1)	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Exercisable	Unexercisable
Marc Sherman	250,000	--	--	$0.026	2011	--	--
Marc Sherman	125,000	--	--	$0.026	2012	--	--
Marc Sherman	1,000,000	--	--	$2.00	2014	--	--
Marc Sherman	500,000	--	--	$1.44	2014	--	--
Marc Sherman	500,000	--	--	$1.90	2014	--	--
Marc Sherman	1,000,000	--	--	$2.50	2015	--	--
Marc Sherman	500,000	--	--	$0.16	2018	--	--
Seth A. Grossman	125,000	--	--	$2.13	2013	--	--
Seth A. Grossman	100,000	--	--	$2.00	2014	--	--
Seth A. Grossman	100,000	--	--	$1.44	2014	--	--
Seth A. Grossman	100,000	--	--	$1.90	2014	--	--
Seth A. Grossman	3,000,000	--	--	$2.75	2015	--	--
Seth A. Grossman	250,000	--	--	$0.16	2018	--	--
Edward L. Cummings	250,000	--	--	$0.026	2011	--	--
Edward L. Cummings	100,000	--	--	$0.026	2012	--	--
Edward L. Cummings	250,000	--	--	$2.00	2014	--	--
Edward L. Cummings	250,000	--	--	$1.44	2014	--	--
Edward L. Cummings	250,000	--	--	$1.90	2014	--	--
Edward L. Cummings	500,000	--	--	$2.50	2015	--	--
Edward L. Cummings	250,000	--	--	$0.16	2018

(1)	All options have vested.

Options Exercises and Stock Vested

Outstanding Equity Awards at Fiscal Year-End
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable	Unexercisable
Marc Sherman	--	--	--	--
Seth A. Grossman	--	--	--	--
Edward L. Cummings	--	--	--	--
Joel L. Owens	--	--	--	--

Pension Benefits

None.  Not applicable.

Nonqualified Deferred Compensation

None.  Not applicable.

Compensation Pursuant to Plans

Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

There were no non-employee directors by the end of the second quarter of 2009.

Compensation Committee Interlocks and Insider Participation

None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

The Company had entered into employment and non-compete agreements with the following officers all of which ended with the filing of Chapter 11 Bankruptcy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 400 Royal Palm Way, STE 302 Palm Beach, FL 33480	6,525,800	8.5%
Common	All Directors and Executive Officers as a Group (1 Person)	6,525,800	8.5%

1.
This table includes presently exercisable stock options.   The following director and executive officer held the number of presently exercisable options (all of which may be exercised at any time):  Marc Sherman –3,875,000;   All directors and executive officers as a group (1 person) – 6,525,800.

2.	Includes 85,300 shares beneficially owned by Mr. Sherman’s children for whom Mr. Sherman has sole voting and dispositive power.

Set forth in the table below is information, as of March 1, 2010, with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company’s issued and outstanding Common Stock:

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

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 – “Market for Common Equity and Related Stockholder Matters” above.

Item 13                      Certain Relationships and Related Transactions, and Director Independence

Loans from Principal Stockholders/Executive Officers

As of December 31, 2009 and 2008, there were no outstanding loans or notes due to or due from principal stockholders or executive officers.

Sales to Related Party

The Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, who is a principal stockholder of the Company.  Marc Sherman's sister is part owner of Keystone Memory Group.  Mr. Sherman has no business experience with Keystone.

Sales to Keystone amounted to approximately $98,850 and $47,000 for the years ended December 31, 2009 and 2008, respectively.  Accounts receivable from this customer amounted to $0 at December 31, 2009 and $10,852 at December 31, 2008.

Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices.  The products primarily consist of Random Access Memory modules.

Other Related Party Transaction

In 2005, the Company signed a 24 month lease for a tractor trailer from Varilease Technology Finance Group, Inc., a company that is owned by one of the former members of the Board of Directors.  The lease is considered an operating lease.  For the years ended December 31, 2009 and 2008, rent expense for this lease amounted to $12,516 and $83,256, respectively.  Accounts payable to this vendor were $12,516 and $2,086 at December 31, 2009 and 2008, respectively.

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

Shares issued to Principal Stockholders/Executive Officers

Principal Stockholder / Executive Officer	Date Issued	Issued For	Number of Common Shares
Marc Sherman	Oct - 2001	Capital Contribution	5,000,000
	Jan - 2002	Merger Consideration	1,800,000
	Dec - 2002	Compensation	500,000

Item 14.Principal accountant fees and services

During 2009 and 2008, we paid the following fees, including out of pocket expense reimbursements, to Morison Cogen LLP and RubinBrown LLP:

2009 Morison Cogen LLP		2008 Morison Cogen LLP
Audit Fees Audit-Related Fees Tax Fees Total	$66,000 0 0 $66,000	$17,800 (1) 0 0 $17,800

(1)  Audit fees consist of fees for the review of the third quarter 2008 and annual audit of the financial statements for 2008.

QSGI INC.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. QSGI INC.’s Audit Committee has received the written disclosure and the letter from Morison Cogen LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Morison Cogen LLP their independence.

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

QSGI INC. (Registrant)
Dated: November 4, 2011	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, and Chief Executive Officer	November 4, 2011

/s/ David Meynarez David Meynarez	Chief Financial Officer, & Treasurer	November 4, 2011

List Of Exhibits

Exhibit Number	Description
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
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601(a) of Regulation S-K.

Contents

Page

Report Of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements Of Operations	F-4

Consolidated Statement Of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements Of Cash Flows	F-6 - F-7

Notes To Consolidated Financial Statements	F-8 - F-42

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of QSGI INC. and subsidiaries (Debtor-In-Possession) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

QSGI INC. AND SUBSIDIARIES

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen, LLC
Bala Cynwyd, Pennsylvania
November 4, 2011

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

(Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS

Assets

	December 31,
	2009	2008
Current Assets
Cash and cash equivalents	$31,573	$192,499
Prepaid expenses and other assets	175,631	—
Assets of Discontinued Operations - current	—	10,157,676
Total Current Assets	207,204	10,350,175

Assets of Discontinued Operation - long term	—	14,965,247

Total Assets	$207,204	$25,315,422

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

Liabilities And Stockholders' Deficit

	December 31,	December 31,
	2009	2008
Current Liabilities
Revolving line of credit	$—	$5,351,130
Notes Payable - Principal Stockholder	—	10,000,000
Accounts payable	—	2,313,640
Accrued expenses	—	1,160,172
Accrued payroll	—	164,311
Liabilities of discontinued operations - current	—	2,377,175
Liabilities not subject to compromise - current
Accrued expenses and other liabilities	40,000	—
Liabilities subject to compromise - current
Revolving line of credit	2,918,463	—
Notes payable - principal stockholder	10,000,000	—
Total Current Liabilities	12,958,463	21,366,428

Liabilities subject to compromise - long term
Accounts payable	4,231,670	—
Accrued expenses and other liabilities	1,516,763	—
Accrued payroll	1,171,773	—

Long-Term Deferred Revenue	—	19,000
Deferred Income Taxes	27,300	27,300

Total Liabilities	19,905,969	21,412,728

Redeemable Convertible Preferred Stock	4,271,472	4,257,910

Commitments And Contingencies (Notes 2, 8 And 14)

Stockholders' Equity (Deficit)
Preferred shares: authorized 5,000,000 in 2009
and 2008, $0.01 par value, none issued	—	—
Common shares: authorized 95,000,000 in 2009 and 2008,
$0.01 par value; 48,797,716 shares issued and outstanding in 2009, and 48,547,716 shares issued and outstanding in 2008 of which
10,000,000 shares were contingent acquisition shares held in escrow	387,977	385,477
Additional paid-in capital	16,528,977	16,723,724
Accumulated deficit	(40,887,191)	(17,464,397)
Total Stockholders' Equity (Deficit)	(23,970,237)	(355,196)

Total Liabilities and Stockholders' Equity (Deficit)	$207,204	$25,315,442

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2009	2008

Interest Expense, Net of interest income (Contractual interest expense of $1,983,062)	1,837,139	1,432,065

Loss Before Reorganization Items And
Provision For Income Taxes	(1,837,139)	(1,432,065)
Reorganization Items:
Professional Fees	(160,702)	—
Loss Before Provision For Income Taxes And
Discontinued Operations	(1,997,841)	(1,432,065)
Provision For Income Taxes	1,000	5,359

Loss Before Discontinued Operations	(1,998,841)	(1,437,424)

Loss From Discontinued Operations	(21,423,953)	(4,230,906)

Net loss	(23,422,794)	(5,668,330)

Accretion To Redemption Value Of Preferred Stock	(13,562)	(19,225)

Preferred Stock Dividend	(210,617)	(258,708)

Net Loss Available To Common Stockholders	$(23,646,973)	$(5,946,263)

Loss Per Common Share --Basic & Diluted before
Discontinued Operations	$(0.05)	$(0.04)
Loss Per Common Share --Basic & Diluted from
Discontinued Operations	$(0.55)	$(0.12)
Net Loss Per Common Share - Basic and Diluted	$(0.60)	$(0.16)

Weighted Average Number Of Common Shares
Outstanding - Basic and Diluted	38,797,716	34,340,066

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2009 And 2008

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance (Deficit) -
January 1, 2008	31,172,716	$311,727	$14,134,298	$(11,796,067)	$2,649,958

Stock issued for acquisition	3,500,000	35,000	735,000	—	770,000

Warrants issued for acquisition	—	—	1,287,878		1,287,878

Stock issued for financing	3,875,000	38,750	695,000	—	733,750

Stock Option Compensation	—	—	149,481	—	149,481

Preferred Stock Dividend	—	—	(258,708)	—	(258,708)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(19,225)	—	(19,225)

Net Loss	—	—	—	(5,668,330)	(5,668,330)

Balance (Deficit) -
December 31, 2008	38,547,716	385,477	16,723,724	(17,464,397)	(355,196)

Stock issued for financing	250,000	2,500	12,500	—	15,000

Stock Option Compensation	—	—	16,934	—	16,934

Preferred Stock Dividend	—	—	(210,617)	—	(210,617)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(13,562)	—	(13,562)

Net Loss	—	—	—	(23,422,794)	(23,422,794)

Balance (Deficit) -
December 31, 2009	38,797,716	$387,977	$16,528,977	$(40,887,191)	$(23,970,237)

The accompanying notes are an integral part of these consolidated financial statements.

QSGI INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2009	2008
Cash Flows From Operating Activities
Loss before discontinued operations	$(1,998,841)	$(1,437,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	(175,631)	-
Accounts payable and other liabilities	3,263,084	660,000
Cash from operating activities – continuing operations	1,088,612	(777,424)
Cash from operating activities – discontinued operations	(1,021,174)	(797,145)
Net Cash Provided by (Used In) Operating Activities	67,438	(1,574,569)

Cash From Investing Activities
Cash from investing activities – continuing operations
Cash provided by (used in) investing activities – discontinued operations	2,440,534	(44,550)
Net Cash Provided By (Used In) Investing Activities	2,440,534	(44,550)

Cash Flows From Financing Activities
Payment for financing costs	(25,614)	(25,614)
Net amounts paid under revolving lines of credit, net of OID	(2,432,667)	2,049,868
Preferred stock dividends	(210,617)	(258,708)
Cash provided by (used in) financing activities – continuing operations	(2,668,898)	1,765,546
Cash from financing activities – discontinued operations	-	-
Net Cash Provided By (Used In) Financing Activities	(2,668,898)	1,765,546

Net Increase (Decrease) In Cash And Cash Equivalents	(160,926)	146,427

Cash And Cash Equivalents – Beginning Of Period	192,499	127,723
Cash And Cash Equivalents – End of Period	$31,573	$274,150

	For the Years
	Ended December 31,
	2009	2008

Supplemental disclosure of cash flow information
Income Taxes Paid	$—	$63,982
Interest Paid	417,984	526,738

Supplemental schedule of non-cash financing and investing activities
Stock issued for financing	$—	$733,750
Stock issued for acquisition	—	770,000
Warrants issued for acquisition	—	1,287,878
Note issued for acquisition	—	10,000,000
Accrued acquisition costs	—	940,559
Assets exchanged for debt forgiveness	$500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 And 2008

1.           Basis of Presentation and Business Organization

Bankruptcy

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  Since the filing date on July 2, 2009, the Company has operated as a debtor-in-possession and the consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 852-10 “Financial Reporting During Reorganization Proceedings,” which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009.  The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows.  The Company adopted FASB ASC 852-10 effective on July 2, 2009 and currently segregates those items as outlined above for all reporting periods subsequent to such date.

Discontinued Operations

As of April 1 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  On July 1, 2009 the Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment and is reporting them as discontinued operations.  As part of the plan of bankruptcy, both segments assets were sold.

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

The operation of the above mentioned subsidiaries have been reported as discontinued operations for all years presented and the related assets and liabilities reflected as assets and liabilities of discontinued operations at December 31, 2008 (see Note 4).

Bankruptcy Proceedings Subsequent to December 31, 2009

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

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2009 and 2008, a warranty reserve was not considered necessary.

Cash And Cash Equivalents

The Company considers all liquid instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk Involving Cash

The Company may have deposits with a financial institution which at times exceed the Federal Deposit Insurance Corporation’s deposit insurance coverage of $250,000.

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

Interest Expense

The Company had contractual interest expense obligations in the amount of $1,983,062 for the year ended December 31, 2009.  However, the company only recorded interest expense to the extent that it will be paid during the Chapter 11 proceedings in the amount of $1,837,139.

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

Comprehensive Income

The Company follows FASB ASC 220-10-45 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.   Since the Company does not have any items of comprehensive income, the net loss and comprehensive loss are the same.

Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common share outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of all dilutive potential common shares that were outstanding during the period.

In 2009, the Company excluded 821,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

In 2008, the Company excluded 1,048,175 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

Originally, there were 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services, Inc. and 10,000,000 are being held in escrow to be released based on Contemporary Computer Services, Inc. achieving certain performance milestones or returned to treasury if such milestones are not reached.

Fair Value Of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments. The carrying value of the notes payable approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Stock-Based Compensation

The Company follows FASB ASC 718 (formerly SFAS No. 123R) in accounting for Stock-Based compensation.  FASB ASC 718 requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition the adoption of FASB ASC 718 requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB ASC 820-10 (formerly, SFAS No. 157) establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 (formerly, SFAS No. 141R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

FASB ASC 810-10 (formerly, SFAS No. 160) requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 (formerly, SFAS No. 161) is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FASB ASC 350-30 and 275-10 (formerly, FSP FAS 142-3) amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 (formerly, FSP EITF 03-6-1) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 (formerly, FSP APB 14-1) will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 (formerly, EITF No. 07-5) are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

FASB ASC 825-10 (formerly, FSP FAS 107-1 and FSP APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 (formerly, FSP FAS 157-4) provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 320-10 (formerly, FSP FAS 115-2 and FSP FAS 124-2) amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 (formerly, SFAS No. 165) is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard changes the referencing of financial standards.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-17. None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.            Management's Plans, Liquidity and Going Concern

The Company was operating under Chapter 11 of the United States Bankruptcy Code at fiscal year-end 2009.  At that time the two secured creditors were working with the Company to remove their claims and provide mutual releases.  The Company settled with the two secured creditors in 2010 which allowed it to move forward and present a Plan of Reorganization to the remaining unsecured creditors.   The plan became effective June 17, 2011 when it merged with KruseCom, LLC by exchanging 190,000,000 shares of the Company for 100% of the units of KruseCom LLC.  The Company then emerged from Chapter 11 Bankruptcy on August 26, 2011.

Plan of Reorganization

The Plan provides for, among other things, a restructuring of pre-petition debt, as follows (i) distribution of $50,000 and issuance of 10,000,000 common shares in the reorganized debtor for the extinguishment of  unsecured indebtedness; (ii) extinguishment of one $10,159,000 unsecured claim in consideration for the confirmation of a Plan of Reorganization; (iii) issuance of 425,000 common shares for the extinguishment of the redeemable convertible preferred stock; (iv) assumption of one $150,000 contingent secured claim bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after confirmation; (v) assumption of note for bankruptcy legal expenses in the amount of $61,673, bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after Plan confirmation; (vi) the right to issue 3,524,000 common shares in exchange for legal services related to the Plan of reorganization; (vii) issuance of 190,000,000 common shares in consideration for the merger of KruseCom LLC; (viii) reservation of 10,000,000 shares to be issued by the reorganized debtor for working capital; (ix) reservation of 2,250,000 shares to be issued by the reorganized debtor to key third parties.  All outstanding shares of the Company’s common stock will remain issued and outstanding at and after the Effective Date.

4.           Discontinued Operations

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

During the year ended December 31, 2009, the Company expensed approximately $210,000.  This was the remaining net equity in CCSI of which $1,608,000 were assets and $1,398,000 were liabilities.  This charge was included in the loss from discontinued operations.

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

The following summarizes the operating results of QSGI INC.’s discontinued operations.

	2009	2008

Revenue	$13,643,160	$34,150,900
Cost of Sales	14,005,757	26,670,923
Selling And Administrative Expenses	6,350,409	10,983,302
Depreciation	375,437	727,581
Loss on impairment	13,366,601
Loss on disposal of assets	968,909	—
Net loss from discontinued operations	$21,423,953	$4,230,906

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	December 31, 2009	December 31, 2008

Assets of discontinued operations - current:	$—	$4,689,376
Accounts Receivable
Inventory	—	5,144,010
Other assets	—	324,290
	$—	$10,157,676

Assets of discontinued operations – long term:	—	727,454
Property, plant and equipment
Goodwill	—	7,934,627
Intangibles, net	—	6,017,968
Other assets	—	285,198
		$14,965,247

Liabilities of discontinued operations – current:
Accounts Payable	$—	$1,814,530
Deferred Revenue	—	385,805
Other current liabilities	—	176,840
	$—	$2,377,175

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

The amortizable expense related to the acquisition amounted to $80,664 and $161,108 for the year ended December 31, 2009 and 2008.

The goodwill and trademark recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No 142, Goodwill and Other Intangible Assets, codified in FASB ASC 805.

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

The results of CCSI have been included in the Condensed Consolidated Financial Statements since July 1, 2008.  Unaudited pro-forma results of operations for the twelve months ended December 31, 2008 are included below.  Such pro-forma information assumes that the acquisition had occurred as of January 1, 2008, and revenue is presented in accordance with the Company’s accounting policies.  This summary is not necessarily indicative of what the results of operations would have been had CCSI been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

Year Ended December 31, 2008

Revenue	$40,122,736

Net Loss Available to Common Stockholders	(6,425,036)

Net Loss Per Common Share – Basic and Diluted	$(0.18)

6.           Financing Arrangements

Revolving Line Of Credit

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The new facility replaced the Company's $7.5 million asset based working capital facility with Wells Fargo Bank.  The new revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables.  The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%).  As of July 1, 2009, the Company ceased borrowing from Victory Park Capital.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.

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

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  For the year ended December 31, 2009 and December 31, 2008 the Company recognized $476,240 and $130,010 of interest expense related to the original issue discount respectively.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At December 31, 2009 and 2008, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount was recorded as additional debt issuance costs in July 2008 and will be recognized as interest expense on a straight -line basis over the thirty month term of the financing agreement.  During the year ended December 31, 2009 and December 31, 2008, the Company recognized $24,000 and $96,000 of interest expense related to the original issue discount, respectively.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).

As of December 31, 2008, the Company was not in compliance with the covenants as they were originally set in the Amended and Restated Securities Purchase Agreement.  As a result, the Company signed a Second Amendment to Amended and Restated Securities Purchase Agreement.  This Amendment waived the December 31, 2008 violation and amended the financial covenants.  The amended financial covenants will took effect commencing June 30, 2009.  The new financial covenants that need to be met are as follows:

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

The Revolving Line of Credit was settled on April 14, 2010 as noted in Subsequent Events.

7.	Redeemable Convertible Preferred Stock

In December 2005, the Company completed a private placement with a group of investors for net proceeds of approximately $4,200,000.  The Company received the proceeds in two payments.  The first payment, net of offering costs, of $1,967,220 was received at the time of signing and $2,236,301 was received at the beginning of January 2006.

The preferred securities issued in the private placement consist of 143,333 shares of 6% Series A Preferred Stock with a face value of $30 per share.  The 6% dividend is payable quarterly in cash or additional preferred securities at the Company’s option.  Each Series A Preferred Share is convertible into approximately 13.33 shares of the Company’s common stock.  The Company can require the holders to convert the shares if the Company’s common stock price maintains $2.75 for 20 consecutive business days.  The Company can redeem the preferred securities at any time after December 10, 2007.  Additionally, the holder may demand redemption in cash, for the original $30 per share, at any time after December 10, 2010.  Because these preferred securities are conditionally redeemable, they are classified as temporary equity in the balance sheet.  The Company recorded the preferred stock at fair value as of the date of issuance and have subsequently accreted changed in the redemption value from the date of issuance to the earliest redemption date using the interest method.

8.           Stockholders’ Equity

Contingent Common Shares

As of December 31, 2009, there were 10,000,000 shares held in escrow.  They were contingent shares related to the acquisition of CCSI.  The contingent shares were cancelled on March 3, 2011 in accordance with the settlement agreement between the owner of CCSI and the Company in June 2010.

Stock Option Grants

Stock option compensation expense in the amount of $16,934 and $149,481 was recorded in 2009 and 2008, respectively.

A summary of stock option activity is as follows:

	2009		2008
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	13,324,834	$1.671	11,369,834	$1.930
Granted	—	—	1,955,000	0.160
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31	13,324,834	$1.671	13,324,834	$1.671

Exercisable at December 31	13,324,834	$1.671	12,532,834	$1.763

There were no options issued to employees in 2009.  Stock option compensation expense related to options previously issued in the amount of $16,933 was recorded in 2009.  Options amounting to 1,955,000 were issued to employees in 2008 at an exercise price of $0.16.  Stock option compensation expense related to options in the amount of $149,481 was recorded in 2008.

The weighted average per share fair value of the options granted was $0.16 for the year ended December 31, 2008.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award, with the following assumptions for 2008:  no dividend yield, expected option lives 7.6 years, expected volatility of 81%, and a risk -free interest rate of 3.0% to 3.8%.  In determining the volatility of the Company's options, the Company used the average volatility of the Company's stock.

The following table summarizes information about the options outstanding at December 31, 2009:

				Exercisable
	Outstanding Stock Options			Stock Options

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	1,740,000	2.1	$ 0.026	1,740,000	$ 0.026
0.160	1,955,000	6.3	0.160	1,955,000	0.160
1.01 to 1.90	2,433,334	4.3	1.676	2,433,334	1.676
2.00 to 2.13	2,255,000	4.9	2.007	2,255,000	2.007
2.50 to 2.75	4,725,000	5.2	2.659	4,725,000	2.659
3.45 to 3.46	216,500	1.0	3.450	216,500	3.451

	13,324,834			13,324,834

Warrants

In July 2008, the Company issued 12,000,000 warrants with an exercise price of $0.30 as part of the acquisition of Contemporary Computer Services, Inc. (Note 4).  Three million of these warrants are exercisable every six months beginning July, 2010 and expire five years from the date the warrants are exercisable.  A schedule of common stock warrant activity is as follows:

A summary of warrant activity is as follows:

	2009		2008
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	12,583,333	$0.45	583,000	$3.60
Granted	—	—	12,000,000	0.30
Exercised	—	—	—	—
Expired	583,333	3.60	—	3.60

Outstanding at December 31	12,000,000	$0.30	12,583,333	$0.45

Exercisable at December 31	—	—	583,000	$3.60

	2009			2008
				Exercisable
	Outstanding Warrants			Warrants

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$0.30	12,000,000	5.21	$0.30	—	$—

Outstanding as of December 31	12,000,000	5.21	$0.30	—	$—
Exercisable at December 31	—	—	—	—	—

As part of the Plan of Reorganization all outstanding Warrants were cancelled.

9.           Income Taxes

The expense for income taxes consists of the following:

	2009	2008

Current	$1,000	$5,359
Deferred	—	—

	$1,000	$5,359

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2009	2008
Deferred Tax Assets
Liabilities and reserves	$—	$901,489
Net operating loss carryforwards	12,584,801	3,449,912
Stock options	84,263	77,660
Inventory capitalization	—	306,181
Property and equipment	—	29,899
	12,669,065	4,765,141
Valuation allowance	(12,669,065)	(4,665,299)
	—	99,842

Deferred Tax Liabilities
Prepaid expenses	27,300	20,631
Patent and trademark	—	8,025
Intangibles	—	98,486
	27,300	127,142

Net Deferred Tax Asset (Liability)	$(27,300)	$(27,300)

The current and long-term components of the net deferred tax liability are as follows:

	2009	2008

Current deferred tax asset	$—	$—
Long-term deferred tax liability	(27,300)	(27,300)

	$(27,300)	$(27,300)

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2009	2008

Statutory federal rate	34%	34%
State income taxes, net of federal benefits	5	5
Goodwill impairment	—	—
Change in valuation allowance	(39)	(39)
	—%	—%

The Company’s ability to utilize the cumulative tax net operating loss carry forward of approximately $32,900,000 at December 31, 2009 against future taxable income will begin to expire on December 31, 2019 and is subject to Section 382 limitations, as defined by Section 382 of the Internal Revenue Code of 1986, of approximately $594,000 per year.  Our net operating loss carry-forward may be subject to significant future limitations, if our cumulative ownership change percentage increases by more than 50% over a three-year period, as defined by Section 382.

The Company adopted the provisions FASB ASC 740.10 which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements as  of January 1, 2007.  As a result of the implementation of FASB ASC 740.10, the Company recognized a $368,000 increase in the liability for unrecognized tax benefits, $38,000 of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  The majority of these unrecognized tax benefits were resolved during 2007, with the reversal of the temporary differences related to the issues.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$31,500
Reductions based on tax positions related to the current year	31,500
Balance at January 1, 2009	$-

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The liability for accrued expenses included accrued interest of $1,000 at December 31, 2009 and December 31, 2008.

10.           Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees.  The Company contributes 3% of eligible employees’ salaries to the plan.

The Company contributed $179,124 and $325,126 to the plan during the years ended December 31, 2009 and 2008, respectively.

11.           Commitments And Contingencies

Lease

All lease agreements were terminated as a result of the filing of the chapter 11 bankruptcy.

Rent expense and other charges totaled $264,861 and $986,572 for the years ended December 31, 2009 and 2008, respectively.

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

In July, 2009, the Company filed for chapter 11 bankruptcy protection which cancelled the contracts.

Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings and were settled with the Company’s common stock.

12.           Related Party Transactions

In 2009 and 2008, the Company had sales to one customer related to one stockholder and officer of the Company.  Sales to this customer for the years ended December 31, 2009 and 2008 amounted to approximately $98,850 and $47,000, respectively.  Accounts receivable from this customer amounted to $0 and $10,852, at December 31, 2009 and 2008, respectively.

In November 2007, the Company exercised an option to purchase a portion of the assets on lease from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.  Accounts payable to this vendor amounted to $12,516 and $2,086 at December 31, 2009 and 2008, respectively.

13.	Subsequent Events

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