Form 10-Q
period 2010-03-31
QSGI INC.
filed 2011-12-01
CIK 27960

As filed with the Securities and Exchange Commission on December 1, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

The number of outstanding common shares, par value $.01, of the registrant as of December 1, 2011 was 231,597,819.

PART I                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

(Debtor-in-Posession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$–	$31,573
Prepaid expenses and other assets	166,727	175,631

TOTAL ASSETS	$166,727	$207,204

Liabilities And Stockholders’ Deficit
Current Liabilities
Liabilities not subject to compromise – current:
- Accrued expenses and other liabilities	$–	$40,000
Liabilities subject to compromise – current:
- Revolving line of credit	2,918,463	2,918,463
- Notes Payable – Principal Stockholder	10,000,000	10,000,000
Total Current Liabilities	12,918,463	12,958,463

Liabilities subject to compromise – Long term:
- Accounts payable	4,231,670	4,231,670
- Accrued expenses and other liabilities	1,540,422	1,516,763
- Accrued payroll	1,171,773	1,171,773
Deferred Income Taxes	27,300	27,300
Total Liabilities	19,889,628	19,905,969

Redeemable Convertible Preferred Stock	4,271,472	4,271,472

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2010
and 2009, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2010 and 2009, $0.01 par value; 48,797,716 shares issued and outstanding in 2010 and 2009, of which 10,000,000 shares were contingent acquisition shares held in escrow	387,977	387,977
Additional paid-in capital	16,547,710	16,528,977
Accumulated Deficit	(40,930,060)	(40,887,191)
Total Stockholders’ Deficit	(23,994,373)	(23,970,237)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,727	$207,204

See the accompanying notes to condensed consolidated financial statements.	Page 1

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31
	2010	2009

Stock Option Compensation	$18,733	$7,256
Interest Expense, net (2010, contractual interest expense of $153,219)	-	880,344

Loss Before Reorganization Items and Provision For Income Taxes	18,733	887,600
Reorganization Items:
Professional Fees	24,136	-
Loss Before Provision For Income Taxes and Discontinued Operations	42,869	887,600
Provision For Income Taxes	-	1,538

Loss Before Discontinued Operations	42,869	889,138

Loss From Discontinued Operations	-	1,704,722

Net Loss	42, 869	2,593,860

Preferred Stock Dividends	-	63,617

Accretion To Redemption Value of Preferred Stock	-	4,989

Loss Available to Common Stockholders	$42,869	$2,662,466

Loss Per Common Share – Basic & Diluted before Discontinued Operations	$0.00	$0.02
Loss Per Common Share – Basic & Diluted from Discontinued Operations	$0.00	$0.05
Loss Per Common Share – Basic & Diluted	$0.00	$0.07
Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	38,797,716	38,644,938

See the accompanying notes to condensed consolidated financial statements.	Page 2

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2009	38,797,716	$387,977	$16,528,977	$(40,887,191)	$(23,970,237)

Stock Option Compensation	–	–	18,733	–	18,733

Net Loss	–	–	–	(42,869)	(42,869)

Balance (Deficit) – March 31, 2010	38,797,716	$387,977	$16,547,710	$(40,930,060)	$(23,994,373)

See the accompanying notes to condensed consolidated financial statements.	Page 3

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Loss before discontinued operations	$(42,869)	$(889,138)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock Option Compensation	18,733	7,256
Changes in assets and liabilities:
Prepaid expenses and other assets	8,904	–
Accounts payable and other liabilities	(16,341)	881,163
Cash from operating activities – continuing operations	(31,573)	(719)
Cash from operating activities – discontinued operations	–	135,458
Net Cash (Used In) Provided by Operating Activities	(31,573)	134,739

Cash Flows From Investing Activities
Cash from investing activities – continuing operations	–	–
Cash from investing activities – discontinued operations	–	5,396
Net Cash Provided by Investing Activities	–	5,396

Cash Flows From Financing Activities
Payment for financing costs	–	(25,614)
Net amounts paid under revolving lines of credit, net of OID	–	115,129
Preferred stock dividends	–	(63,617)
Cash used in financing activities – continuing operations	–	25,898
Cash from financing activities – discontinued operations	–	–
Net Cash Provided by Financing Activities	–	25,898

Net (Decrease) Increase In Cash And Cash Equivalents	(31,573)	166,033

Cash And Cash Equivalents – Beginning of Period	31,573	274,150
Cash And Cash Equivalents – End of Period	$–	$440,183

See the accompanying notes to condensed consolidated financial statements.	Page 4

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Supplemental schedule of non-cash financing and investing activities
Stock issued for debt issuance costs	$—	$15,000

See the accompanying notes to condensed consolidated financial statements.	Page 5

QSGI INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Business Organization

The accompanying unaudited condensed consolidated financial statements of QSGI INC. (“QSGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations or cash flows have been made.  Certain reclassifications have been made for consistent presentation.

The condensed consolidated statement of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

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

See the accompanying notes to condensed consolidated financial statements.	Page 6

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

The close of the Exchange Agreement transaction (the “Closing”) took place June 17, 2011 (the “Closing Date”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, QSGI acquired all of the outstanding ownership interests of KruseCom (the “Interests”) from KruseCom in exchange for 190,000,000 shares of QSGI common stock.  The share exchange was accounted for as a “reverse acquisition”, since the KruseCom shareholders own a majority of the outstanding shares of the company’s common stock immediately following the share exchange.

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

On November 4, 2011 and pursuant to the Registrant’s Plan of Reorganization, a distribution of $50,000 and 10,000,000 common shares was to be distributed to Allowed General Unsecured Claim holders to extinguish all unsecured indebtedness.  Additionally, 425,000 common shares are to be distributed for the extinguishment of $4,271,472 in redeemable convertible preferred stock.  All distributions were to occur no later than 180 days after Plan Confirmation.  The distribution was completed on November 4, 2011, thus increasing the total outstanding shares of the Registrant from 221,172,716 to 231,597,819.

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

Loss Per Share

The Company follows Financial Accounting Standards Codification (“FASB-ASC”) 260, “Earnings per Share,”  resulting in the presentation of basic and diluted earnings per share. Because the company reported a net loss in 2010 and 2009 common stock equivalents including stock options and warrants were anti-dilutive, therefore, the amounts reported for basic and dilutive loss per share were the same.

In 2010, the Company excluded 681,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

In, 2009, the Company excluded 821,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

Originally, there were 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services, Inc. and 10,000,000 were being held in escrow until June 2010 settlement at which time the shares were returned to the Company as Treasury Stock.

Recently Adopted Accounting Pronouncements

As of March 31, 2010 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.	Discontinued Operations

As of April 1, 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations. This is because the Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable. The results of operations for the Network Infrastructure Design and Support Segment for the three months ended March 31, 2009 have been reclassified as discontinued operations. During the three months ended March 31, 2010, there was no activity associated with the Network Infrastructure Design and Support Segment.

As of July 1, 2009, the Company ceased reporting the results of operations of the Data Security and Compliance and Data Center Maintenance Segment separately and is reporting it as discontinued operations.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. The results of operations for the Data Security and Compliance and Data Center Maintenance Segment for the three months ended March 31, 2009 have been reclassified as discontinued operations. During the three months ended March 31, 2010, there was no activity associated with the Data Security and Compliance and Data Center Maintenance Segment.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to approximately $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000. The results of operations of Seller for the three-months ending March 31, 2009 have been reclassified to discontinued operations. During the three months ended March 31, 2010, there was no activity associated with Seller.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000. The results of operations of QSGI INC. for the three-months ending March 31, 2009 have been reclassified to discontinued operations.

The following summarizes the operating results of QSGI INC.’s discontinued operations.

	Three Months Ended
	March 31,
	2010	2009

Revenue	$—	$7,195,705
Cost of Sales	—	(5,933,173)
Selling And Administrative Expenses	—	(2,757,624)
Depreciation	—	(216,886)
Net loss from discontinued operations	$—	$1,711,978

4.	Financing Arrangements

Revolving Line Of Credit

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables. The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%) with a default rate of twenty percent (20.00%).  As of July 1, 2009, the Company ceased borrowing from Victory Park Capital.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. As of March 31, 2010, the Company owed Victory Park capital $2,918,463 at a default interest rate of percent (20.00%) with all principal and interest due December 1, 2010. For the three months ended March 31, 2010 contractual interest amounted to $153,219.  As of December 31, 2009, the Company owed Victory Park capital $2,981,463 and was paying a default interest rate of twenty percent (20.00%).  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. This debt was settled on April 14, 2010 (Note 1)

5.	Stock Options and Warrants

There were no stock options or warrants issued in the first three months of 2010 and 2009 and 140,000 options with exercise prices ranging from $2.75 to $3.40 per share expired in the first three months of 2010. No warrants expired in the first three months of 2010 or 2009.

6.	Income Taxes

The Company did not record a federal tax benefit for the three months ended March 31, 2010 and 2009 as we recorded a change in the valuation allowance for an amount equal to the tax benefit due to the current uncertainty of the future realization of the deferred tax assets.  The Company recorded no state tax expense for the three months ended March 31, 2010. The Company recorded state tax expense for the three months ended March 31, 2009. The Company incurs state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the three months ended March 31, 2010.  The Company did not recognize any interest or penalties during 2010 and 2009 related to unrecognized tax benefits.  Tax years from 2006 through 2009 remain subject to examination by major tax jurisdictions.

7.	Subsequent Events

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

Item 2.                      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-K for the year ended December 31, 2009.  Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby.

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

Results of Operations

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment.  As part of the plan of bankruptcy, both segments assets were sold. The results of operations for the Network Infrastructure Design and Support Segment for the three months ended March 31, 2009 have been reclassified as discontinued operations. During the three months ended March 31, 2010, there was no activity associated with the Network Infrastructure Design and Support Segment.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to approximately $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000. The results of operations for the Data Security and Compliance and Data Center Maintenance Segment for the three months ended March 31, 2009 have been reclassified as discontinued operations. During the three months ended March 31, 2010, there was no activity associated with the Data Security and Compliance and Data Center Maintenance Segment.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000. The results of operations of QSGI INC. for the three-months ending March 31, 2009 have been reclassified to discontinued operations. QSGI INC.’s activity for the three months ended March 31, 2010, is limited to expenses associated with the bankruptcy process, compensation for two employees and amortization of stock option compensation.

Business Segments

Since all of the reporting companies have been sold and are reported as discontinued operations, the company will no longer be reporting business segments.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

As of March 31, 2010, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

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

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

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

The close of the Exchange Agreement transaction (the “Closing”) took place June 17, 2011 (the “Closing Date”).  On the Closing Date, pursuant to the terms of the Exchange Agreement, QSGI acquired all of the outstanding ownership interests of KruseCom (the “Interests”) from KruseCom in exchange for 190,000,000 shares of QSGI common stock.

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

On November 4, 2011 and pursuant to the Registrant’s Plan of Reorganization, a distribution of $50,000 and 10,000,000 common shares was to be distributed to Allowed General Unsecured Claim holders to extinguish all unsecured indebtedness.  Additionally, 425,000 common shares are to be distributed for the extinguishment of $4,216,000 in redeemable convertible preferred stock.  All distributions were to occur no later than 180 days after Plan Confirmation.  The distribution was completed on November 4, 2011, thus increasing the total outstanding shares of the Registrant from 221,172,716 to 231,597,819.

Item 1A.	Risk Factors

Reference is made to the factors set forth under the "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

QSGI INC. Inc. (Registrant)
Dated: December 1, 2011	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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

31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33.1***	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.