Form 10-Q
period 2010-06-30
QSGI INC.
filed 2011-12-01
CIK 27960

As filed with the Securities and Exchange Commission on December 1, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

PART I                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC.

(Debtor-in-Posession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$22,641	$31,573
Prepaid expenses and other assets	127,143	175,631

TOTAL ASSETS	$149,784	$207,204

Liabilities And Stockholders’ Deficit
Current Liabilities
Liabilities not subject to compromise – current:
-Accrued expenses and other liabilities	$–	$40,000
Liabilities subject to compromise – current:
-Revolving line of credit	–	2,918,463
-Notes Payable – Principal Stockholder	–	10,000,000
Total Current Liabilities	–	2,958,463

Liabilities subject to compromise – Long term:
-Accounts payable	4,231,670	4,231,670
-Accrued expenses and other liabilities	11,529,642	1,516,763
-Accrued payroll	1,171,773	1,171,773
Deferred Income Taxes	27,300	27,300
Total Liabilities	16,960,385	19,905,969

Redeemable Convertible Preferred Stock	4,271,472	4,271,472

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2010
and 2009, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2010 and 2009, $0.01 par value; 38,797,716 shares issued and outstanding in 2010 and 48,797,716 in 2009, of which 10,000,000 shares were contingent acquisition shares held in escrow	387,977	387,977
Additional paid-in capital	16,554,350	16,528,977
Accumulated Deficit	(38,024,400)	(40,887,191)
Treasury Stock, at cost: 10,000,000 shares in 2010 and none in 2009	–	–
Total Stockholders’ Deficit	(21,082,073)	(23,970,237)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$149,784	$207,204

See the accompanying notes to condensed consolidated financial statements.	Page 1

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Stock Option Compensation	$6,640	$7,256	$25,373	$14,513
Interest Expense, net (2010, contractual interest expense of 160,880 and 314,100, respectively)	-	646,453	-	1,526,797
Other Income—(Gain) on Early Extinguishment of Debt	(2,918,463)	-	(2,918,463)	-

Income (Loss) Before Reorganization Items and Provision (Benefit) For Income Taxes	2,911,823	(653,709)	2,893,090	(1,541,310)
Reorganization Items:
Professional Fees	6,163	-	30,299	-
Income (Loss) Before Provision (Benefit) For Income Taxes and Discontinued Operations	2,905,660	(653,709)	2,862,791	(1,541,310)
Provision (Benefit) For Income Taxes	-	538	-	1,000

Income (Loss) Before Discontinued Operations	2,905,660	(654,247)	2,862,791	(1,542,310)

Loss From Discontinued Operations	-	17,619,282	-	19,324,003

Net Income (Loss)	2,905,660	(18,273,529)	2,862,791	(20,866,313)

Preferred Stock Dividends	-	63,617	-	126,617

Accretion To Redemption Value of Preferred Stock	-	3,433	-	8,422

Income (Loss) Available to Common Stockholders	2,905,560	$(18,340,579)	2,862,791	$(21,001,352)

Income (Loss) Per Common Share – Basic & Diluted before Discontinued Operations	$0.08	$(0.02)	$0.08	$(0.04)
Income (Loss) Per Common Share – Basic & Diluted from Discontinued Operations	$0.00	$(0.45)	$0.00	$(0.5)
Income (Loss) Per Common Share – Basic & Diluted	$0.08	$(0.47)	$0.08	$(0.54)
Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	38,797,716	38,797,716	38,797,716	38,797,716

See the accompanying notes to condensed consolidated financial statements.	Page 2

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Three Months Ended June 30, 2010
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2009	38,797,716	$387,977	$16,528,977	$(40,887,191)	$(23,970,237)

Stock Option Compensation	–	–	25,373	–	25,373

Net Income	–	–	–	2,862,791	2,862,791

Balance (Deficit) – June 30, 2010	38,797,716	$387,977	$16,554,350	$(38,024,400)	$(21,082,073)

See the accompanying notes to condensed consolidated financial statements.	Page 3

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash Flows From Operating Activities
Income (Loss) before discontinued operations	$2,862,791	$(1,542,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Early Extinguishment of Debt	(2,918,463)	–
Amortization of Original Issue Discount	–	435,311
Stock Option Compensation	25,373	14,513
Changes in assets and liabilities:
Prepaid expenses and other assets	48,488	–
Accounts payable and other liabilities	(27,121)	3,229,264
Cash from operating activities – continuing operations	(8,932)	2,136,778
Cash from operating activities – discontinued operations	–	(2,303,323)
Net Cash Used In Operating Activities	(8,932)	(166,545)

Cash Flows From Investing Activities
Cash from investing activities – continuing operations	–	–
Cash from investing activities – discontinued operations	–	(9,466)
Net Cash Used In Investing Activities	–	(9,466)

Cash Flows From Financing Activities
Payment for financing costs	–	(25,614)
Net amounts paid under revolving lines of credit, net of OID	–	126,221
Preferred stock dividends	–	(126,617)
Cash used in financing activities – continuing operations	–	(26,010)
Cash from financing activities – discontinued operations	–	–
Net Cash Used In Financing Activities	–	(26,010)

Net Decrease In Cash And Cash Equivalents	(8,932)	(202,021)

Cash And Cash Equivalents – Beginning of Period	31,573	274,150
Cash And Cash Equivalents – End of Period	$22,641	$72,129

See the accompanying notes to condensed consolidated financial statements.	Page 4

QSGI INC.

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2010 and 2009
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

The condensed consolidated statement of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively “VPC”) and signed a Settlement Agreement and Mutual Release. VPC made claims against the Company including pre-petition overstatements of inventory valuation and post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. Upon settlement, the Company recognized a gain of $2,918,463 related to the early extinguishment of this liability. A copy of the Order Approving Expedited Amended Joint Motion for Approval of Settlement Agreement between Debtors and Victory Park Management, LLC. Pursuant To Fed.R.B.P. 9019 (D.E. 233) dated May 27, 2010.

In June, 2010, a settlement was reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000, which includes accrued interest of $159,000. Accordingly, as of June 30, 2010, the Company has reclassified this balance as accrued expenses and other liabilities under the caption Liabilities Subject to Compromise—Long-term in the accompanying condensed consolidated balance sheets. In accordance with the settlement agreement, 10,000,000 contingent acquisition shares held in escrow were released and reflected as Treasury Stock on the balance sheet. On March 3, 2011, the shares in Treasury Stock were cancelled.

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

Loss Per Share

The Company follows Financial Accounting Standards Codification (“FASB-ASC”) 260, “Earnings per share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2009 common stock equivalents including stock options and warrants were anti-dilutive, therefore, the amounts reported for basic and dilutive loss per share were the same.

In 2010, the Company excluded 681,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because the exercise price was greater than the average market price of the common shares and therefore their effect would have been anti-dilutive.

In, 2009, the Company excluded 821,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

 Originally, there were 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were issued in July 2008 as part of the acquisition of Contemporary Computer Services, Inc. and 10,000,000 were being held in escrow until June 2010 settlement at which time the shares were returned to the Company as Treasury Stock (Note 1).

Recently Adopted Accounting Pronouncements

As of June 30, 2010 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.	Discontinued Operations

As of April 1, 2009, the Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations. This is because the Company received notification from the former owner of CCSI that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable. The results of operations for the Network Infrastructure Design and Support Segment for the three and six months ended June 30, 2009 have been reclassified as discontinued operations. During the three and six months ended June 30, 2010, there was no activity associated with the Network Infrastructure Design and Support Segment.

As of July 1, 2009, the Company ceased reporting the results of operations of the Data Security and Compliance and Data Center Maintenance Segment separately and is reporting it as discontinued operations.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. The results of operations for the Data Security and Compliance and Data Center Maintenance Segment for the three and six months ended June 30, 2009 have been reclassified as discontinued operations. During the three and six months ended June 30, 2010, there was no activity associated with the Data Security and Compliance and Data Center Maintenance Segment.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to approximately $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000. The results of operations of Seller for the three and six months ending June 30, 2009 have been reclassified to discontinued operations. During the three and six months ended June 30, 2010, there was no activity associated with Seller.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000. The results of operations of QSGI INC. for the three and six months ended June 30, 2009 have been reclassified to discontinued operations.

The following summarizes the operating results of QSGI INC.’s discontinued operations.

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009

Revenue	$—	$4,563,074	$—	$11,940,205
Cost of Sales	—	(6,565,232)	—	(12,679,830)
Selling And Administrative Expenses	—	(2,164,722)	—	(4,937,860)
Depreciation	—	(93,057)	—	(309,943)
Impairment charge	—	(13,366,601)	—	(13,366,601)
Net loss from discontinued operations	—	$(17,626,538)	—	$(19,324,003)

4.	Financing Arrangements

Revolving Line Of Credit

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables. The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%) with a default rate of twenty percent (20.00%).  As of July 1, 2009, the Company ceased borrowing from Victory Park Capital.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. On April 14, 2010, QSGI INC, settled its dispute with VPC. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. Upon settlement, the Company recognized an extraordinary gain of $2,918,463 related to the early extinguishment of this liability. Accordingly, as of June 30, 2010, the Company is not liable to VPC for any amounts under the Senior Security Purchase Agreement. For the three and six months ended June 30, 2010 contractual interest at the default interest rate of twenty percent (20.00%) amounted to approximately $116,000 and $269,000, respectively. As of December 31, 2009, the Company owed Victory Park capital $2,918,463 and was paying a default interest rate of twenty percent (20.00%).  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. This debt was settled on April 14, 2010 (Note 1).

5.	Stock Options and Warrants

There were no stock options or warrants issued during the first six months of 2010 and 2009 and 140,000 options with exercise prices ranging from $2.75 to $3.40 per share expired in the six months ended June 30, 2010. No options expired in the three months ending June 30, 2010. No warrants expired in the first six months of 2010.

6.	Income Taxes

The Company did not record a federal tax benefit for the three months ended June 30, 2010 and 2009 as we recorded a change in the valuation allowance for an amount equal to the tax benefit due to the current uncertainty of the future realization of the deferred tax assets.  The Company recorded no state tax expense for the three and six months ended June 30, 2010. The Company recorded state tax expense for the three and six months ended June 30, 2009. The Company incurs state income taxes in jurisdictions where the Company cannot file a consolidated income tax return.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the three and six months ended June 30, 2010.  The Company did not recognize any interest or penalties during 2010 and 2009 related to unrecognized tax benefits.  Tax years from 2006 through 2009 remain subject to examination by major tax jurisdictions.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment.  As part of the plan of bankruptcy, both segments assets were sold. The results of operations for the Network Infrastructure Design and Support Segment for the three and six months ended June 30, 2009 have been reclassified as discontinued operations. During the three and six months ended June 30, 2010, there was no activity associated with the Network Infrastructure Design and Support Segment.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to approximately $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000. The results of operations for the Data Security and Compliance and Data Center Maintenance Segment for the three and six months ended June 30, 2009 have been reclassified as discontinued operations. During the three and six months ended June 30, 2010, there was no activity associated with the Data Security and Compliance and Data Center Maintenance Segment.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000. The results of operations of QSGI INC. for the three and six months ended June 30, 2009 have been reclassified to discontinued operations. QSGI INC.’s activity for the three and six months ended June 30, 2010, is limited to expenses associated with the bankruptcy process, compensation for two employees and amortization of stock option compensation.

Business Segments

Since all of the reporting companies have been sold and are reported as discontinued operations, the company will no longer be reporting business segments.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

As of June 30, 2010, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

Changes in internal control over financial reporting

During the periods covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33.1***	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan.
** Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).
*** Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.