Form 10-K
period 2010-12-31
QSGI INC.
filed 2012-02-15
CIK 27960

As filed with the Securities and Exchange Commission on February 15, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X ( §229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2010 (the business day of the Registrant’s most recently completed second fiscal quarter), was less than $300,000 (38,797,716 shares x less than $0.01 per share).

As filed with the Securities and Exchange Commission on February 15, 2012

Number of shares outstanding of the Registrant’s Common stock, as of February 14, 2012, is 231,597,819.

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

References

References in this form 10-K to “we”, “us,” “our,” “the Company,” and “QSGI” mean QSGI INC. and our subsidiaries, unless the context otherwise requires.

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

The Company ceased reporting the results of operations of the Network Infrastructure Design and Support Segment separately and is reporting it as discontinued operations.  This is because the Company received notification from the former owner of Contemporary Computer Services, Inc. (CCSI) that there was an event of default under the Subordinated Secured Convertible Note between the Company and the former owner.  The Event of Default consists of the Company’s failure to make required interest payments pursuant to the Note within ten (10) days of the dates on which such interest payments became due and payable.  The Company also ceased reporting the results of operations of the Data Security and Compliance and the Data Center Maintenance Services segment and is reporting them as discontinued operations.  As part of the plan of bankruptcy, both segments’ assets were sold.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000 and is reported as discontinued operations.

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

On August 11, 2010, Action by Consent in Writing of the Board of Directors increased the membership of the Board of Directors from one (1) person to five (5) persons by the appointment of Benee Scola, William J. Barbera, David J. Meynarez and David K. Waldman as Directors of the Company. During August 2010, the Company granted 1,250,000 options for common stock as compensation to its Board of Directors. In August 2010, the Company issued options to purchase 1,250,000 shares of common stock at a purchase price of $.09 per share to members of the board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $112,480, fair value, vesting in annual equal installments of 416,670 beginning on the grant date over the next three years.

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

Employees

As of December 31, 2010, we had 2 employees, both of which are deferring wages.  They are spending their time working on the reorganization effort and emergence from Chapter 11 Bankruptcy.

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

We are organized with a small senior management team.  If we were to lose the services of the one of our management team, our overall operations could be adversely affected.  We consider our key individual as of this filing to be:

Name	Position
Marc Sherman	Chairman, Chief Executive Officer, Director
David Meynarez	Chief Financial Officer & Treasurer

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

Item 1B.                      Unresolved Staff Comments

None

Item 2.                                Properties

None

Item 3.                                Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings.  The liability related to the prepetition claims was considered in the Company’s December 31, 2010 Balance Sheet.

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

Item 4.Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of our security holders during 2010 and the fourth quarter of our fiscal year ended December 31, 2010.  During October 2008, a vote of the majority shareholders was held by proxy vote.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is listed on the Pink Sheets Bulletin Board under the symbol “QSGI.”

The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company’s Common Stock as reported on the Pink Sheets Bulletin Board.

Years Ended December 31, 2011	High	Low

First Quarter	$0.4500	$0.0820
Second Quarter	0.2700	0.1800
Third Quarter	0.2298	0.1000
Fourth Quarter	0.0900	0.0340

Years Ended December 31, 2010

First Quarter	$0.0065	$0.0001
Second Quarter	0.0015	0.0002
Third Quarter	0.1900	0.0001
Fourth Quarter	0.3000	0.0601

Years Ended December 31, 2009

First Quarter	$0.2200	$0.0200
Second Quarter	0.2700	0.0400
Third Quarter	0.0200	0.0002
Fourth Quarter	0.0130	0.0005

Holders

As of February 14, 2012, there were approximately 1,800 holders of record of the Company’s Common Stock and the closing price was $.04. Because many of the outstanding shares of the Company’s Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

The Company has paid no cash or stock dividends on its Common Stock to date and does not anticipate paying any dividends on its Common Stock in the foreseeable future.  The Company intends to use any earnings, which may be generated, to finance the growth of the businesses.

During 2010, the Company has paid no cash or stock dividends on its redeemable preferred stock. During 2009, the Company paid or accrued a total of $210,610 in dividends on its redeemable convertible preferred stock.

The Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities authorized for issuance under equity compensation plans

Set forth in the table below is information, as of December 31, 2010, regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,928,334	$1.517	4,671,334

Equity compensation plans not approved by security holders	6,300,000	$1.499	0

Total	14,228,334	$1.508	4,671,334

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

Name/Entity/Nature	Date Issued	Note	Number of Persons	Issued For	Number of Common Shares
Victory Park Credit Opportunities Master Fund	Jun - 08	1	1	Shares Issued for Funding	1,875,000
John S. Riconda	Jun - 08	2	1	Acquisition	13,500,000
Victory Park Credit Opportunities Master Fund	Jun - 08	1	1	Shares Issued for Funding	2,000,000

1.	Represents shares issued that were issued as part of the Securities Purchase Agreement between the Company and Victory Park Credit Opportunities Master Fund, Ltd.
2.
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

The Company recognizes revenue when it is realized or realizable and earned.  The Company provides a limited “DOA Warranty” in connection with some of its product sales.  DOA means “Dead On Arrival” and is a commonly used term in the computer industry.  If provided to our customer, this warranty applies to used computers, disk drives, CD drives or DVD drives that do not power-up when they are received or, in some cases, for a period of up to 60 days from receipt and provides that the covered equipment can be returned for a full refund or replacement product, if available.  The decision whether to provide a refund or replacement product is generally at our option, but in limited circumstances, it may be at the customer’s option.  Based on an internal study by management, we determined that approximately 4% of Company’s sales that are covered under this warranty are returned to the Company.  The Company has alternative methods to sell the returned equipment by tearing it down and selling the working components as parts and the non-working components to metal recyclers.  The alternative sales methods are rarely below the original cost of the equipment.  The Company has not had any significant differences for the years ended December 31, 2010 and 2009.  Therefore, no warranty reserve has been recorded.  Should a reserve be recorded, it would increase both cost of sales and accrued expenses.

The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as for inventory whose carrying value is in excess of net realizable value.  These reserves are based on current assessments about future demands, market conditions and related management initiatives.  Management continually monitors its inventory valuation, and makes an assessment of its inventory allowance on a quarterly basis.  If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required, which would be a decrease to our inventory balance and an increase to cost of sales.  The Company had no inventory for sale at December 31, 2010 and 2009.

The Company provides an estimated allowance for doubtful accounts and an allowance for sales returns.  The allowance for doubtful accounts is based on management’s assessment about future collectability of accounts receivable on an account by account basis, with a reserve set up accordingly.  If conditions change, additional allowances may be required which would decrease our accounts receivable balance and increase our bad debt expense.  The allowance for sales returns is based on historical data and management’s assessment of how much of a return of product is resalable.  This allowance is reviewed on a quarterly basis and if required, an adjustment is made to increase or decrease the reserve and increase or decrease sales.  The Company had no trade accounts receivable at December 31, 2010 and 2009.

The Company accounts for stock-based employee compensation awards using a fair value method and records such expense in the consolidated financial statements in accordance with the provisions of the FASB ASC 718 (formerly, SFAS No. 123R, Share Based Payment) that was issued by the FASB.

The Company in accordance with the FASB ASC 350 (formerly, SFAS No. 142, Goodwill and Other Intangible Assets), performs impairment tests in the fourth quarter of each year.  As of December 31, 2010 and 2009, the Company had no remaining assets to subject to the requirements of FASB ASC 350.

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

Impact Of Recently Issued Accounting Standards

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

As of December 31, 2010 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.
.

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

On July 2, 2009 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to reorganize its operations.  During this time, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we continued to evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).  As of December 31, 2010, based upon this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective, due to the material weaknesses in internal control over financial reporting described below, at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Although the Company was able to comply with the reporting requirements of the Bankruptcy Court it was not able to comply with the timely periodic reporting requirements of the Securities and Exchange Act of 1934.   In light of the bankruptcy, management believes that  in designing and evaluating the disclosure controls and procedures of the Company,  management cannot provide absolute assurance that the objectives of the control system have been met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On July 2, 2009 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to reorganize its operations.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria, although the Company has complied with all of the reporting requirements of the Bankruptcy Court.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

As of December 31, 2010, Our Directors and Executive Officers are:

Name	Age	Position
Marc Sherman	47	Chairman, Chief Executive Officer, Director
David J. Meynarez		Chief Financial Officer, Director
Benee Scola		Director
William J. Barbera		Director
David K. Waldman		Director

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

Mr. David J. Meynarez is a CPA, and has served as Chief Financial Officer of KruseCom, LLC since 2009. Over the past 15 years, he has held a variety of accounting, financial and operational positions in both large multibillion dollar publicly traded companies as well as small entrepreneurial startups, participated in numerous M&A transactions from due diligence to integration and capital expansion projects for capacity increases and cost mitigation, worked with and helped implement large ERP and small accounting packages and worked at companies in technology, heavy building materials and energy industries. He started his career in public accounting at Deloitte and Touche and earned both a bachelors and masters degree in accounting from Florida Atlantic University. There is no family relationship between Mr. Meynarez and any other officer or director of the Company.

Ms. Benee Scola is the president and founder of Benee Scola and Company, realtors in Harvey Cedars, Long Beach Island, NJ. Her company was established in 1995 and is the consistent leader in the market it serves and represents high net worth individuals. Since 1987, she has been a top producing real estate broker in Long Beach Island, NJ and is a successful real estate investor. In October, 2009, her company was the presenting sponsor of the ANNIKA Foundations first fund raising golf tournament in Bedminster, NJ. She was a Board of Trustee member in 2007 and 2008 for the non-profit Long Beach Island Foundation for the Arts and Sciences in Loveladies, NJ, headed the Foundation’s marketing and membership committees and was elected to serve as an executive board member. She also was elected and served on the Borough Council of Surf City, NJ. There is no family relationship between Ms. Scola and any other officer or director of the Company and her company is not a parent, subsidiary, or other affiliate of the Company.

Mr. William J. Barbera is a CPA, licensed in Pennsylvania, who founded his firm, Barbera & Associates, PC and has been in public practice for 20 years. He is a graduate of St. Joseph’s University in Philadelphia, Pa. and was a Board member of Access Services, a $ 24M nonprofit organization, helping mentally and physically handicapped for 6 years and was a member of their Audit committee. He has a diversified career in both corporate management and public practice. He enjoys helping small business entrepreneurs with their start-up phase and then providing the business counsel that helps them grow their businesses. His clients range from start-up to $ 20M in sales. In addition to accounting services; he specializes in tax strategies, planning and preparation. His clients include manufactures, service providers, medical & dental practices, professional athletes and many other corporate and personal clients. There is no family relationship between Mr. Barbara and any other officer or director of the Company and his company is not a parent, subsidiary, or other affiliate of the Company.

Mr. David K. Waldman is the president and founder of Crescendo Communications, LLC, a leading NYC based investor relations firm. He has a long and successful track record working with publicly traded companies of all sizes and across a wide range of industries, including telecommunications, technology, industrial, financial, medical, and business services. He has built a reputation as a leading expert on communications best practices and has developed an extensive network on Wall Street. He has provided communications counsel to senior members of management across a wide range of issues, including M&A, management changes, earnings surprises, crisis communications, Reg-FD disclosure, etc. Prior to founding Crescendo Communications, Mr. Waldman served as vice president at a leading New York City based investor relations firm, as well as two other premier investor relations firms. Mr. Waldman also brings in-house IR experience having handled the investor relations for a multi-billion dollar satellite telecommunications company. He has a B.S. in Communications and Political Science from Northwestern University. There is no family relationship between Mr. Waldman and any other officer or director of the Company and his company is not a parent, subsidiary, or other affiliate of the Company.

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

Item 11.                      Executive Compensation

Oversight of Executive Compensation Program

            Historically, the Compensation Committee (the “Committee”), composed entirely of independent directors, administers QSGI's executive compensation program.  There were no outside directors as of December 31, 2009 and thus the Committee ceased to exist. On August 11, 2010, the membership of the Board of Directors increased from one (1) person to five (5) persons by the appointment of Benee Scola, William J. Barbera, David J. Meynarez and David K. Waldman as Directors of the Company. The Board of Directors assumed the responsibilities of the Committee. The role of the Committee includes establishing and overseeing compensation and benefit programs for our executive officers including the Chief Executive Officer (“CEO”), the other executive officers and other key executives listed in the Summary Compensation Table (the “Named Executives”).  The Committee also evaluates the performance of the CEO and reviews the performance of other Named Executives every year.  The Committee reviews management performance, succession planning and executive development on a regular and ongoing basis with formal reviews conducted at least annually.  Elements of our executive compensation program include: base salary; annual incentive bonus; long-term equity-based incentive awards; and employee benefits and executive perquisites.

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

Stock options granted under the Flexible Stock Plan may vest ratably, or over a period of five or ten years.  The term is at the discretion of the Committee.  The number of shares of stock underlying options granted to the CEO and each Named Executives in 2010 and 2009 is shown in the table below.  The number of shares, option exercise prices, and expiration dates relating to all outstanding stock options that are held by the CEO and each of the Named Executives as of December 31, 2010 and 2009, are shown in the table below.  Information relating to options exercised during 2009 and 2008 for the CEO and each Named Executive is shown in the table below.

   Benefits and Executive Perquisites

Historically, the Committee operated with the belief that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided in the market place.  In addition to salaries, incentive bonus and stock awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites. At QSGI, executive officers participate in the same retirement and welfare benefit plans as all salaried employees. We also provided certain perquisites to executive officers, subject to an annual allowance approved by the Committee. The Committee reviews actual spending on executive perquisites annually.   The Committee was disbanded an all benefits and executive perquisites ceased in as of December 31, 2009 until the Board of Directors assumed the responsibilities of the Committee in August 2010.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and the two other most highly compensated officers that was paid by us during the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marc Sherman (1) (3)	2010	$ 42,000	$ -	$ -	$ 22,496	$ -	$ -	$ -	$ 64,996
Chairman, CEO and	2009	$ 218,042	$ -	$ -	$ -	$ -	$ -	$ -	$ 218,042
President

Dave Meynarez (3)	2010	$ 42,000	$ -	$ -	$ 22,496	$ -	$ -	$ -	$ 64,996
CFO and Treasurer	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 65,230

Seth A. Grossman(2) (3)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
President and Chief	2009	$ 65,230	$ -	$ -	$ -	$ -	$ -	$ -	$ 65,230
Operating Officer

Edward L. Cummings(1) (3)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
CFO and Treasurer	2009	$ 123,715	$ -	$ -	$ -	$ -	$ -	$ -	$ 123,715

(1)	See “Employment Contracts” below for agreements entered into with executive officers. Employment ended September 25, 2009.
(2)	Employment ended March 9, 2009.
(3)
In 2009, one option grant was issued for each Officer.  The option value was based on the grant date fair value of $0.16 per option share which was derived using the Black-Scholes option pricing model and is not intended to forecast future appreciation of the Company’s common share price.  The Black-Scholes model was used with the following assumptions:  dividend yield of 0%; expected volatility of 444.73%; risk-free interest rate of 0.78%; and expected lives of 10 years. In 2010, The option value was based on the grant date fair value of $0.09 per option share which was derived using the Black-Scholes model with the following assumptions: 0% dividend yield, expected volatility, based on the Company’s historical volatility of 444% in 2010, risk-free interest rate of .78% in and expected option life of three years.

Grants of Plan-Based Awards

The following table contains information concerning the grant of Stock Options to the named executive officers during 2010:

		Grants of Plan-Based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Marc Sherman	08/11/10	$ -	$ -	-	$ -	-	-	$ -	250,000	$ .09
David Meynarez	08/11/10	$ -	$ -	-	$ -	-	-	$ -	250,000	$ .09

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the named executive officers concerning Equity Awards held on December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying unexercised Options (#) Exercisable (1)	Number of Securities Underlying unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Exercisable	Unexercisable
Marc Sherman	250,000	--	--	$0.026	2011	--	--
Marc Sherman	125,000	--	--	$0.026	2012	--	--
Marc Sherman	1,000,000	--	--	$2.00	2014	--	--
Marc Sherman	500,000	--	--	$1.44	2014	--	--
Marc Sherman	500,000	--	--	$1.90	2014	--	--
Marc Sherman	1,000,000	--	--	$2.50	2015	--	--
Marc Sherman	500,000	--	--	$0.16	2018	--	--
Marc Sherman	250,000	--	--	$0.09	2013	--	--
Dave Meynarez	250,000	--	--	$0.09	2013	--	--
Benee Scola	250,000	--	--	$0.09	2013	--	--
William J. Barbera	250,000	--	--	$0.09	2013	--	--
David K. Waldman	250,000	--	--	$0.09	2013	--	--
Seth A. Grossman	125,000	--	--	$2.13	2013	--	--
Seth A. Grossman	100,000	--	--	$2.00	2014	--	--
Seth A. Grossman	100,000	--	--	$1.44	2014	--	--
Seth A. Grossman	100,000	--	--	$1.90	2014	--	--
Seth A. Grossman	3,000,000	--	--	$2.75	2015	--	--
Seth A. Grossman	250,000	--	--	$0.16	2018	--	--
Edward L. Cummings	250,000	--	--	$0.026	2011	--	--
Edward L. Cummings	100,000	--	--	$0.026	2012	--	--
Edward L. Cummings	250,000	--	--	$2.00	2014	--	--
Edward L. Cummings	250,000	--	--	$1.44	2014	--	--
Edward L. Cummings	250,000	--	--	$1.90	2014	--	--
Edward L. Cummings	500,000	--	--	$2.50	2015	--	--
Edward L. Cummings	250,000	--	--	$0.16	2018

(1)	All options have vested.

Options Exercises and Stock Vested

None.

Pension Benefits

None.  Not applicable.

Nonqualified Deferred Compensation

None.  Not applicable.

Compensation Pursuant to Plans

Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

During August 2010, the Company granted 1,250,000 options for common stock as compensation to its Board of Directors. In August 2010, the Company issued options to purchase 1,250,000 shares of common stock at a purchase price of $.09 per share to members of the board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $112,480, fair value, vesting in annual equal installments of 416,670 beginning on the grant date over the next three years. The expense is being recognized based on vesting terms over a three-year period.  For the year ending December 31, 2010, the Company recognized $12,650 of expense. The options are still outstanding as of December 31, 2010.

Compensation Committee Interlocks and Insider Participation

None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities in the Company

The following table sets forth information regarding beneficial ownership of the Company’s Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common	Marc Sherman (2) c/o 400 Royal Palm Way, STE 302 Palm Beach, FL 33480	6,775,800	11.01%
Common	Dave Meynarez c/o 400 Royal Palm Way, STE 302 Palm Beach, FL 33480	250,000	0.00%
Common	All Directors and Executive Officers as a Group (5 Persons)	7,775,800	12.64%

1.
This table includes presently exercisable stock options.   The following director and executive officer held the number of presently exercisable options (all of which may be exercised at any time):  Marc Sherman –3,875,000;   All directors and executive officers as a group (5 person) – 7,775,800.

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

Securities authorized for issuance under equity compensation plans

This information is presented in Part II, Item 5 – “Market for Common Equity and Related Stockholder Matters” above.

Item 13                      Certain Relationships and Related Transactions, and Director Independence

Loans from Principal Stockholders/Executive Officers

As of December 31, 2010 and 2009, there were no outstanding loans or notes due to or due from principal stockholders or executive officers.

Sales to Related Party

During 2009, the Company had sales to Keystone Memory Group, a customer related to Marc Sherman, Chairman and CEO, who is a principal stockholder of the Company.  Marc Sherman's sister is part owner of Keystone Memory Group.  Mr. Sherman has no business experience with Keystone. The Company did not have sales to any related parties during 2010.

Sales to Keystone amounted to approximately $0 and $98,850 for the years ended December 31, 2010 and 2009, respectively.  Accounts receivable from this customer amounted to $0 at December 31, 2010 and 2009.

Keystone primarily sells memory upgrades for Sun, HP, Cisco, Compaq and IBM workstations, servers and personal computers as well as other computer parts. We sell personal computer memory modules to Keystone in bona fide arms-length negotiated transactions at competitive fair market prices.  The products primarily consist of Random Access Memory modules.

Shares issued to Principal Stockholders/Executive Officers

Principal Stockholder / Executive Officers	Date Issued	Issued For	Number of Common Shares
Marc Sherman	Oct - 2001	Capital Contribution	5,000,000
	Jan - 2002	Merger Consideration	1,800,000
	Dec - 2002	Compensation	500,000
	Aug - 2010	Compensation	250,000
David Meynarez	Aug - 2010	Compensation	250,000

Item 14.Principal accountant fees and services

During 2010 and 2009, we paid the following fees, including out of pocket expense reimbursements, to Morison Cogen LLP and RubinBrown LLP:

2010 Morison Cogen LLP		2009 Morison Cogen LLP
Audit Fees Audit-Related Fees Tax Fees Total	$0 0 0 $0	$66,000 (1) 0 0 $66,000

(1)  Fees consist of fees for the reviews of the 2010 and 2009 and annual audit of the financial statements for 2010 and 2011.

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

PART IV

Item 15.                      Exhibits and Financial Statements

Exhibits
See List of Exhibits filed as part of this Report on Form 10-K.

The financial statements listed below appear immediately after page 51.

Report of Independent Registered Public Accounting Firm	F-3
Financial Statements
Balance Sheet	F-4
Statement Of Operations	F-5
Statement Of Stockholders’ Equity	F-6
Statement Of Cash Flows	F-7 – F-8
Notes To Financial Statements	F-9 – F-25

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSGI INC. (Registrant)
Dated: February 15, 2012	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc Sherman Marc Sherman	Chairman of the Board, and Chief Executive Officer	February 15, 2012

/s/ David Meynarez David Meynarez	Chief Financial Officer, & Treasurer	February 15, 2012

List Of Exhibits

Exhibit Number	Description
10.6*
2002 Flexible Stock Plan (Incorporated herein reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on April 16, 2002 (Commission file number 000-07539)).

12.1**	Statement Re Computation of Ratios

31.1**	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
**	Attached hereto.
There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.

QSGI INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Contents

QSGI INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QSGI INC.
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of QSGI INC. and subsidiaries (Debtor-In-Possession) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QSGI INC. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Morison Cogen LLP
Bala Cynwyd, Pennsylvania
February 15, 2012

The accompanying notes are an integral part of these consolidated financial statements.	Page F-3

QSGI INC. AND SUBSIDIARIES

(Debtor-In -Possession)
CONSOLIDATED BALANCE SHEETS

Assets

	December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$29,926	$31,573
Prepaid expenses and other assets	92,197	175,631
Total Current Assets	122,123	207,204

Total Assets	$122,123	$207,204

Liabilities And Stockholders' Deficit

Current Liabilities
Liabilities not subject to compromise - current
Accrued expenses and other liabilities	$—	$40,000
Liabilities subject to compromise - current
Revolving line of credit	—	2,918,463
Notes payable - principal stockholder	—	10,000,000
Total Current Liabilities	—	12,958,463

Liabilities subject to compromise - long term
Accounts payable	4,231,670	4,231,670
Accrued expenses and other liabilities	11,573,769	1,516,763
Accrued payroll	1,171,773	1,171,773

Deferred Income Taxes	27,300	27,300

Total Liabilities	17,004,512	19,905,969

Redeemable Convertible Preferred Stock	4,271,472	4,271,472

Commitments And Contingencies (Notes 2 And 10)

Stockholders' Equity (Deficit)
Preferred shares: authorized 5,000,000 in 2010
and 2009, $0.01 par value, none issued	—	—
Common shares: authorized 95,000,000 in 2010 and 2009, $0.01 par value; 38,797,716 shares issued and outstanding in 2010 and 48,797,716 in 2009 of which 10,000,000 shares were contingent acquisition shares held in escrow	387,977	387,977
Additional paid-in capital	16,580,282	16,528,977
Accumulated deficit	(38,122,120)	(40,887,191)
Treasury Stock, at cost: 10,000,000 shares in 2010	—	—
Total Stockholders' Equity (Deficit)	(21,153,861)	(23,970,237)

Total Liabilities and Stockholders' Equity (Deficit)	$122,123	$207,204

The accompanying notes are an integral part of these consolidated financial statements.	Page F-4

QSGI INC. AND SUBSIDIARIES

(Debtor-In -Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2010	2009

Stock Option Compensation	$51,303	$16,934
Interest (Income) Expense, net (2010 and 2009, contractual interest expense of $314,100 and $1,983,062, respectively)	(1,666)	1,837,139
Other Income—(Gain) on Early Extinguishment of Debt	(2,918,463)	—

Income (Loss) Before Reorganization Items and
Provision For Income Taxes	2,868,826	(1,854,073)
Reorganization Items:
Professional Fees	103,755	160,702
Income (Loss) Before Provision For Income Taxes
And Discontinued Operations	2,765,071	(2,014,775)
Provision For Income Taxes	—	1,000

Income (Loss) Before Discontinued Operations	2,765,071	(2,015,775)

Loss From Discontinued Operations	—	(21,407,019)

Net Income (loss)	2,765,071	(23,422,794)

Accretion To Redemption Value Of Preferred Stock	—	(13,562)

Preferred Stock Dividend	—	(210,617)

Net Income (Loss) Available To Common Stockholders	$2,765,071	$(23,646,973)

Income (Loss) Per Common Share --Basic & Diluted
before Discontinued Operations	$0.07	$(0.05)
Income (Loss) Per Common Share --Basic & Diluted
from Discontinued Operations	$-	$(0.55)
Net Income (Loss) Per Common Share - Basic and Diluted	$0.07	$(0.60)

Weighted Average Number Of Common Shares
Outstanding - Basic	38,797,716	38,797,716

Weighted Average Number Of Common Shares
Outstanding - Diluted	39,594,364	38,797,716

The accompanying notes are an integral part of these consolidated financial statements.	Page F-5

QSGI INC. AND SUBSIDIARIES

(Debtor-In -Possession)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended December 31, 2010 and 2009

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance (Deficit) -
December 31, 2008	38,547,716	$385,477	$16,723,724	$(17,464,397)	$(355,196)

Stock issued for financing	250,000	2,500	12,500	—	15,000

Stock Option Compensation	—	—	16,934	—	16,934

Preferred Stock Dividend	—	—	(210,617)	—	(210,617)

Accretion To The Redemption
Value Of Preferred Stock	—	—	(13,562)	—	(13,562)

Net Loss	—	—	—	(23,422,794)	(23,422,794)

Balance (Deficit) -
December 31, 2009	38,797,716	387,977	16,528,979	(40,887,191)	(23,970,235)

Stock Option Compensation	—	—	38,653	—	38,653

Net Income	—	—	—	2,777,721	2,777,721

Balance (Deficit) -
December 31, 2010	38,797,716	$387,977	$16,567,632	$(38,109,470)	$(21,153,861)

The accompanying notes are an integral part of these consolidated financial statements.	Page F-6

QSGI INC. AND SUBSIDIARIES

(Debtor-In -Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2010	2009
Cash Flows From Operating Activities
Income (Loss) before discontinued operations	$2,765,071	$(2,015,775)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on Early Extinguishment of Debt	(2,918,463)	-
Stock Option Compensation	51,303	16,934
Changes in assets and liabilities:
Prepaid expenses and other assets	83,434	(175,631)
Accounts payable and other liabilities	17,008	3,263,084
Cash from operating activities – continuing operations	(1,647)	1,088,612
Cash from operating activities – discontinued operations	-	(1,021,174)
Net Cash (Used In) Provided by Operating Activities	(1,647)	67,438

Cash From Investing Activities
Cash provided by investing activities – discontinued operations	-	2,440,534
Net Cash Provided By Investing Activities	-	2,440,534

Cash Flows From Financing Activities
Payment for financing costs	-	(25,614)
Net amounts paid under revolving lines of credit, net of OID	-	(2,432,667)
Preferred stock dividends	-	(210,617)
Cash used in financing activities – continuing operations	-	(2,668,898)
Cash from financing activities – discontinued operations	-	-
Net Cash Used In Financing Activities	-	(2,668,898)

Net Decrease In Cash And Cash Equivalents	(1,647)	(160,926)

Cash And Cash Equivalents – Beginning Of Year	31,573	192,499
Cash And Cash Equivalents – End of Year	$29,926	$31,573

The accompanying notes are an integral part of these consolidated financial statements.	Page F-7

QSGI INC. AND SUBSIDIARIES

	For the Years
	Ended December 31,
	2010	2009

Supplemental disclosure of cash flow information
Interest Paid	$—	$417,984

Supplemental schedule of non-cash financing and investing activities
Assets exchanged for debt forgiveness	$—	$500,000

The accompanying notes are an integral part of these consolidated financial statements.	Page F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively VPC) and signed a Settlement Agreement and Mutual Release. VPC made claims against the Company including pre-petition overstatements of inventory valuation and post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. Upon settlement, the Company recognized a gain of $2,918,463 related to the early extinguishment of this liability. A copy of the Order Approving Expedited Amended Joint Motion for Approval of Settlement Agreement between Debtors and Victory Park Management, LLC. Pursuant To Fed.R.B.P. 9019 (D.E. 233) dated May 27, 2010.

In June, 2010, a settlement was reached with the former owner of CCSI whereby the Company shall abandon one-hundred percent (100%) of the capital stock of CCSI, Inc. to   the owner and the owner releases his rights in and to QSGI and shall retain an unsecured claim against QSGI in the amount of $10,159,000, which includes accrued interest of $159,000 and cancellation of 12,000,000 warrants. Accordingly, as of June 30, 2010, the Company has reclassified this balance as accrued expenses and other liabilities under the caption Liabilities Subject to Compromise—Long-term in the accompanying condensed consolidated balance sheets. In accordance with the settlement agreement, 10,000,000 contingent acquisition shares held in escrow were released and reflected as Treasury Stock on the December 31, 2010 balance sheet. On March 3, 2011, the shares in Treasury Stock were cancelled.

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

The operation of the above mentioned subsidiaries have been reported as discontinued operations for all years presented and the related assets and liabilities reflected as assets and liabilities of discontinued operations at December 31, 2010 and 2009 (see Note 4).

Bankruptcy Proceedings Subsequent to December 31, 2010

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

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.  If uncertainties exist regarding customer acceptance or collectibility, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2010 and 2009, a warranty reserve was not considered necessary.

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

Interest Expense

The Company had contractual interest expense obligations in the amount of $314,100 and $1,983,062 for the years ended December 31, 2010 and 2009, respectively.  However, the company only recorded interest expense to the extent that it will be paid during the Chapter 11 proceedings in the amount of $1,837,139 for the year ending December 31, 2009.

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

Income (Loss) Per Share

The Company follows Financial Accounting Standards Codification (“FASB-ASC”) 260, “Earnings per share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2009 common stock equivalents including stock options and warrants were anti-dilutive, therefore, the amounts reported for basic and dilutive loss per share were the same.

In 2010, the Company included 796,648 weighted average common share equivalents related to stock options because their exercise price was lower than the average market price of the common shares and therefore their effect would have been dilutive. The Company also excluded 1,911,111 weighted average common share equivalents related to convertible preferred stock because the exercise price was greater than the average market price of the common shares and therefore their effect would have been anti-dilutive.

In, 2009, the Company excluded 821,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive, since there was a net loss for the year.
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

Recently Adopted Accounting Pronouncements

As of December 31, 2010 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications were made to the 2009 financial statements in order to conform to the 2010 financial statements presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.  Management's Plans, Liquidity and Going Concern

The Company was operating under Chapter 11 of the United States Bankruptcy Code as of year-end 2010 and 2009.  As of December 31, 2009, the two secured creditors were working with the Company to remove their claims and provide mutual releases.  The Company settled with the two secured creditors in 2010 which allowed it to move forward and present a Plan of Reorganization to the remaining unsecured creditors (Note 1).   The plan became effective June 17, 2011 when it merged with KruseCom, LLC by exchanging 190,000,000 shares of the Company for 100% of the units of KruseCom, LLC.  The Company then emerged from Chapter 11 Bankruptcy on August 26, 2011 (Note 1).

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

 During the year ended December 31, 2010, there was no activity associated with the Network Infrastructure Design and Support Segment. During the year ended December 31, 2009, the Company expensed approximately $210,000.  This was the remaining net equity in CCSI of which $1,608,000 were assets and $1,398,000 were liabilities.  This charge was included in the loss from discontinued operations.

As of July 1, 2009, the Company ceased reporting the results of operations of the Data Security and Compliance and Data Center Maintenance Segment separately and is reporting it as discontinued operations.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. During the year ended December 31, 2010, there was no activity associated with the Data Security and Compliance and Data Center Maintenance Segment.

On September 15, 2009, an Asset Purchase agreement, by and between SMS Maintenance, LLC. (“Purchaser”) and QualTech Services Group, Inc. (“Seller”), a subsidiary of QSGI INC., whereby Seller agreed to sell to Purchaser and Purchaser agreed to purchase from Seller, the Purchased Assets, including, but not limited to, the Assumed Contracts, and Purchaser agreed to assume from Seller the Assumed Liabilities, all on the terms and conditions set forth in the Purchase Agreement. The Purchaser and Seller agreed that the Cash Purchase Price was equal to approximately $2,450,000. Purchaser agreed to pay Seller an additional $20,000 to partially offset pre-closing payroll expenses of the business.   The asset sale resulted in a gain of approximately $1,400,000. During the year ended December 31, 2010, there was no activity associated with Seller. The results of operations of Seller for the year ended December 31, 2009 have been classified as discontinued operations.

On September 24, 2009, the Bankruptcy Court entered an order pursuant to 11 U.S.C. section 105, 363, and 365 of the Bankruptcy Code (A) Approving the sale of substantially all of the assets of the DSC division of QSGI INC. free and clear of all liens, claims, encumbrances and interests; (B) Approving the assumption and assignment of executor contracts and unexpired leases; and (C) Granting related relief.   The asset sale resulted in a loss of approximately $2,140,000. During the year ended December 31, 2010, there was no activity associated with DSC division of QSGI INC. The results of operations of DSC division of QSGI INC. for the year ended December 31, 2009 have been classified as discontinued operations.

The following summarizes the operating results of QSGI INC.’s discontinued operations.

	2010	2009

Revenue	$-	$13,643,160
Cost of Sales	-	14,005,757
Selling And Administrative Expenses	-	6,333,475
Depreciation	-	375,437
Loss on impairment	-	13,366,601
Loss on disposal of assets	-	968,909
Net loss from discontinued operations	$-	21,407,019

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

As of January 1, 2009, the Company had requested an over advance and as a result was paying interest at fifteen percent (15%) per annum, with all principal and interest due December 1, 2010.

The Company incurred $486,250 in origination fees paid to Victory Park Capital, including the issuance of 1,125,000 shares of the Company’s common stock.  These fees were recorded as a reduction of the loan proceeds.  The original issue discount will be recognized as interest expense on a straight-line basis over the thirty month term of the financing agreement.  For the year ended December 31, 2010 and 2009, the Company recognized $0 and $476,240 of interest expense related to the original issue discount respectively.  These costs have the effect of making the interest rate approximately 4% higher than the stated rate for thirty months based on anticipated future borrowings.

The Company also signed a Registration Rights Agreement with Victory Park Capital where upon written request by Victory Park Capital to the Company, the Company within 45 days shall file a registration statement.  This registration statement must be declared effective 90 days from the filing deadline.  The registration statement must remain effective until the underlying securities are sold.  If the filing deadline, the effectiveness deadline, or the continued effectiveness requirement is not met, the Company shall pay Victory Park Capital, in cash, one and one half percent (1.5%) of the aggregate outstanding principal amount of investor notes until such filing failures are cured.  The Registration Rights Agreement does not provide for any limitation as to the maximum potential consideration to be paid.  At December 31, 2010 and 2009, the Company has not recorded any liability for the registration rights payment arrangement as this amount cannot be determined and no demand by Victory Park Capital has been made.

As part of the Amended and Restated Securities Purchase Agreement dated July 10, 2008, 750,000 additional shares were due to Victory Park Capital.  The value of the shares issued was $120,000.  This amount was recorded as additional debt issuance costs in July 2008 and will be recognized as interest expense on a straight -line basis over the thirty month term of the financing agreement.  During the year ended December 31, 2010 and December 31, 2009, the Company recognized $0 and $24,000 of interest expense related to the original issue discount, respectively.  Additionally upon the earlier of December 1, 2010 or the date of the voluntary prepayment of all Notes due to Victory Park Capital, if the Company has not issued a total of 2,600,000 shares of common stock to Victory Park Capital, then the Company shall owe Victory Park Capital the result of 2,600,000 shares of common stock minus the number of shares of common stock issued to date multiplied by fifty percent (50%).

On April 14, 2010, QSGI INC, settled its dispute with Victory Park Management, LLC and Victory Park Capital Advisors, LLC (collectively VPC) and signed a Settlement Agreement and Mutual Release. VPC made claims against the Company including pre-petition overstatements of inventory valuation and post-petition interference with the sale process of the assets. Although the Company disputed all claims, the company (in conjunction with its insurer) settled with VPC after considering the total cost of litigation. Other than an obligation to pay $150,000 if the Company is ultimately reorganized, the settlement releases the Company from any and all claims VPC may have had against it. The settlement and all other documents relating to the claim are available under case number 09-23658-EPK that was filed with the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. Upon settlement, the Company recognized a gain of $2,918,463 related to the early extinguishment of this liability. A copy of the Order Approving Expedited Amended Joint Motion for Approval of Settlement Agreement between Debtors and Victory Park Management, LLC. Pursuant To Fed.R.B.P. 9019 (D.E. 233) dated May 27, 2010.

6.  Redeemable Convertible Preferred Stock

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

7. Stockholders’ Equity

Contingent Common Shares

As of December 31, 2010, there were 10,000,000 shares held in escrow.  They were contingent shares related to the acquisition of CCSI.  The contingent shares were cancelled on March 3, 2011 in accordance with the settlement agreement between the owner of CCSI and the Company in June 2010 at which time the shares were returned to the Company as Treasury Stock (Note 1).

Stock Option Grants

Stock option compensation expense in the amount of $51,303 and $16,934 was recorded in 2010 and 2009, respectively.

A summary of stock option activity is as follows:

	2010		2009
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	13,324,834	$1.671	13,324,834	$1.671
Granted	1,250,000	.09	—	—
Exercised	—	—	—	—
Forfeited	346,500	2.141	—	—

Outstanding at December 31	14,228,334	$1.508	13,324,834	$1.671

Exercisable at December 31	14,228,334	$1.508	13,324,834	$1.671

There were no options issued to employees in 2009.   During August 2010, the Company granted 1,250,000 options for common stock as compensation to its Board of Directors. In August 2010, the Company issued options to purchase 1,250,000 shares of common stock at a purchase price of $.09 per share to members of the board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $112,480, fair value, vesting in monthly equal installments of 416,670 beginning on the grant date over the next three years. The expense is being recognized based on vesting terms over a three-year period.  For the year ending December 31, 2010, the Company recognized $12,650 of expense. The options are still outstanding as of December 31, 2010.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010: 0% dividend yield, expected volatility, based on the Company’s historical volatility of 444% in 2010, risk-free interest rate of .78% in and expected option life of three years.

As of December 31, 2010, there was $152,780 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2013.

The following table summarizes information about the options outstanding at December 31, 2010:

				Exercisable
	Outstanding Stock Options			Stock Options

		Weighted -
		Average	Weighted -		Weighted -
Range Of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

$ 0.026	1,740,000	1.1	$0.026	1,740,000	$ 0.026
0.09	1,250,000	2.6	0.09	1,250,000	0.09
0.16	1,955,000	5.3	0.16	1,955,000	0.16
1.01 to 1.90	2,303,334	3.6	1.684	2,303,334	1.684
2.00 to 2.13	2,255,000	3.9	2.007	2,255,000	2.007
2.50 to 2.75	4,725,000	4.2	2.659	4,725,000	2.659

	14,228,334			14,228,334

Warrants

In July 2008, the Company issued 12,000,000 warrants with an exercise price of $0.30 as part of the acquisition of Contemporary Computer Services, Inc. (Note 4).  Three million of these warrants are exercisable every six months beginning July, 2010 and expire five years from the date the warrants are exercisable.  A schedule of common stock warrant activity is as follows:

A summary of warrant activity is as follows:

	2010		2009
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding -
January 1	12,000,000	$0.30	12,583,333	$0.45
Granted	—12,000,000	—	—12,000,000	—
Exercised	—	—	—	—
Expired/Cancelled	(12,000,000)	(0.30)	583,333	3.60

Outstanding at December 31	—	$—	12,000,000	$0.30

Exercisable at December 31	—	$—	12,000,000	$0.30

As part of the settlement agreement with John Riconda all outstanding warrants were cancelled (Note 1).

8.  Income Taxes

The expense for income taxes consists of the following:

	2010	2009

Current	$—	$1,000
Deferred	—	—

	$—	$1,000

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2010		2009
Deferred Tax Assets
Liabilities and reserves	$	— 901,489	$	— 901,489
Net operating loss carryforwards		12,624,616 1258401		12,584,801 1258401
Stock options		104,272		84,263
		12,728,888		12,669,065
Valuation allowance		(12,728,888)		(12,669,065)
		—		—

Deferred Tax Liabilities
Prepaid expenses		27,300		27,300
		27,300		27,300

Net Deferred Tax Asset (Liability)		$(27,300)		$(27,300)

The current and long-term components of the net deferred tax liability are as follows:

	2010	2009

Current deferred tax asset	$—	$—
Long-term deferred tax liability	(27,300)	(27,300)

	$(27,300)	$(27,300)

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2010	2009

Statutory federal rate	34%	34%
State income taxes, net of federal benefits	5	5
Goodwill impairment	-	-
Change in valuation allowance	(39)	(39)
	-%	-%

The Company’s ability to utilize the cumulative tax net operating loss carry forward of approximately $33,000,000 at December 31, 2010 against future taxable income will begin to expire on December 31, 2019 and is subject to Section 382 limitations, as defined by Section 382 of the Internal Revenue Code of 1986, of approximately $594,000 per year.  Our net operating loss carry-forward may be subject to significant future limitations, if our cumulative ownership change percentage increases by more than 50% over a three-year period, as defined by Section 382.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The liability for accrued expenses included accrued interest of $1,000 at December 31, 2009. There are no unrecognized tax benefits as of December 31, 2010 and no income tax expense has been included in accompanying consolidated statement of operations for the year ending December 31, 2010. Tax years from 2006 through 2009 remain subject to examination by major tax jurisdictions.

9.  Benefit Plan

The Company has a 401(k) defined contribution benefit plan for all eligible employees.  The Company contributes 3% of eligible employees’ salaries to the plan.

No contributions were made to the plan during 2010. The Company contributed $179,124 to the plan during the year ended December 31, 2009.

10.  Commitments And Contingencies

Lease

All lease agreements were terminated as a result of the filing of the chapter 11 bankruptcy. Accordingly, there is no rent expense for the year ended 2010. Rent expense and other charges totaled $264,861 for the year ended December 31, 2009.

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

11.  Related Party Transactions

In 2009, the Company had sales to one customer related to one stockholder and officer of the Company.  Sales to this customer for the years ended December 31, 2010 and 2009 amounted to approximately $0 and $98,850, respectively.

In November 2007, the Company exercised an option to purchase a portion of the assets on lease from Varilease Technology Finance Group for approximately $35,000.  This purchase reduces the monthly rental by approximately $10,600 per month.  Accounts payable to this vendor amounted to $12,516 at December 31, 2010 and 2009.

12.  Subsequent Events

On September 21, 2011, QSGI Green, Inc. (“QSGI Green”) a newly-formed, wholly-owned subsidiary of the Company completed the transactions contemplated by the Asset Purchase Agreement (the “TGG Agreement”) with The Gasket Guy, Inc (the “Seller” or “TGG”) a Florida Corporation, primarily engaged in the manufacture and installation of refrigeration gaskets throughout the United States. The Agreement provides for (1) the purchase of $412,500 of operating assets, customer lists and all operating agreements formerly used by the Seller to manufacture and install its products and generate sales, (2) the purchase of $1 million of existing accounts receivable, (3) the conversion of $565,000 of the Seller’s existing bank note (4) the issuance of a $412,500 Seller’s note bearing interest at 7.5% and maturing December 5, 2016 with minimum EBITDA thresholds and subordinated to the Bank Note noted below and (5) an earn-out based on EBITDA milestones and multiples over a five-year period to be paid in the Company’s stock or cash with a maximum of $25 million total payout. The Seller additionally signed non-competition agreements, non-disclosure agreements and five year employment agreements with the Company.

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