Form 10-Q
period 2011-03-31
QSGI INC.
filed 2012-03-19
CIK 27960

As filed with the Securities and Exchange Commission on March 19, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐
Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of outstanding common shares, par value $.01, of the registrant as of March 19, 2012 was 231,597,819.

i

PART I                FINANCIAL INFORMATION
Item 1.                Financial Statements

QSGI INC. and Subsidiaries

(Debtor-in-Posession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$2,769	$29,926
Prepaid expenses and other assets	116,071	92,197

TOTAL ASSETS	$118,841	$122,123

Liabilities And Stockholders’ Deficit
Current Liabilities Liabilities subject to compromise:
- Accounts payable	$4,231,670	$4,231,670
- Accrued expenses and other liabilities	11,672,302	11,573,769
- Accrued payroll	1,171,773	1,171,773

Deferred Income Taxes	27,300	27,300
Total Liabilities	17,103,045	17,004,512

Redeemable Convertible Preferred Stock	4,271,472	4,271,472

Stockholders’ Deficit
Preferred shares: Authorized 5,000,000 shares in 2011
and 2010, $0.01 par value, none issued	–	–
Common shares: authorized 95,000,000 shares in 2011 and 2010, $0.01 par value; 38,797,716 shares issued and outstanding in 2011 and 2010	387,977	387,977
Additional paid-in capital	16,593,108	16,580,282
Accumulated Deficit	(38,236,761)	(38,122,120)
Treasury Stock, none in 2011 and 10,000,000 in 2010	–	–
Total Stockholders’ Deficit	(21,255,676)	(21,153,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,841	$122,123

QSGI INC. and Subsidiaries

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)
	Three Months Ended
	March 31
	2011	2010

Stock Option Compensation	$12,826	$18,733
Interest Income, net (2011 and 2010, contractural interest expense of $0 and $153,219)	(2,818)	-

Loss Before Reorganization Items and Provision (Benefit) For Income Taxes	(10,008)	(18,733)
Reorganization Items:	104,633	24,136
Professional Fees
Loss Before Provision (Benefit) For Income Taxes	(114,641)	(42,869)
Provision (Benefit) For Income Taxes	-	-

Net Loss	(114,641)	(42,869)

Preferred Stock Dividends	-	-

Accretion To Redemption Value of Preferred Stock	-	-

Loss Available to Common Stockholders	$(114,641)	$(42,869)

Loss Per Common Share – Basic & Diluted	$(0.00)	$(0.00)
Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	38,797,716	38,797,716

QSGI INC. and Subsidiaries

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2011
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Deficit

Balance (Deficit) - December 31, 2010	38,797,716	$387,977	$16,580,282	$(38,122,120)	$(21,153,861)

Stock Option Compensation	–	–	12,826	–	12,826

Net Loss	–	–	–	(114,641)	(114,641)

Balance (Deficit) – March 31, 2011	38,797,716	$387,977	16,593,108	$(38,236,761)	$(21,255,676)

QSGI INC. and Subsidiaries

(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Loss before adjustments to reconcile	$(114,641)	$(42,869)
Net loss to net cash (used in) provided by operating activities:
Stock Option Compensation	12,826	18,733
Changes in assets and liabilities:
Prepaid expenses and other assets	(23,875)	8,904
Accounts payable and other liabilities	98,532	(16,341)
Net Cash Used In Operating Activities	(27,158)	(31,573)

Net Decrease In Cash And Cash Equivalents	(27,158)	(31,573)

Cash And Cash Equivalents – Beginning of Period	29,927	31,573
Cash And Cash Equivalents – End of Period	$2,769	$–

QSGI INC. and Subsidiaries

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

The condensed consolidated statement of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011.  These statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Loss Per Share

The Company follows Financial Accounting Standards Codification (“FASB-ASC”) 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the company reported a net loss in 2011 and 2010 common stock equivalents including stock options and warrants were anti-dilutive, therefore, the amounts reported for basic and dilutive loss per share were the same.

In 2011, the Company excluded 1,405,560 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

In 2010, the Company excluded 681,199 weighted average common share equivalents related to stock options and 1,911,111 weighted average common share equivalents related to convertible preferred stock because their effect would have been anti-dilutive.

Originally, there were 13,500,000 contingent acquisition shares outstanding.  Of this amount 3,500,000 were previously issued in July 2008 and 10,000,000 are being held in escrow until June 2010 settlement at which time the shares were returned to the Company as treasury stock (Note 1).

Recently Adopted Accounting Pronouncements

As of March 31, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Management's Plans, Liquidity and Going Concern

The Company was operating under Chapter 11 of the United States Bankruptcy Code as of year-end 2010 and through March 31, 2011. In 2009, the two secured creditors were working with the Company to remove their claims and provide mutual releases. The Company settled with the two secured creditors in 2010 which allowed it to move forward and present a Plan of Reorganization to the remaining unsecured creditors. The plan became effective June 17, 2011 when it merged with KruseCom, LLC by exchanging 190,000,000 shares of the Company for 100% of the units of KruseCom, LLC. The Company then emerged from Chapter 11 Bankruptcy on August 26, 2011 (Note 1).

3.	Financing Arrangements

Revolving Line Of Credit

On June 5, 2008, the Company entered into a Senior Security Purchase Agreement with Victory Park Capital.  This agreement allows the Company to borrow up to $10 million to finance both working capital needs and future acquisitions.  The revolving line of credit agreement provides for borrowings limited to the lesser of $10,000,000 or the borrowing base of 80% of eligible accounts receivable plus 50% of eligible inventory plus 60% of eligible pre-billed service receivables. The interest rate per annum charged is the greater of prime plus seven percent (7.00%) and twelve percent (12.00%) with a default rate of twenty percent (20.00%).  As of July 1, 2009, the Company ceased borrowing from Victory Park Capital.  This is because on July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009. As of March 31, 2010, the Company owed Victory Park capital $2,918,463 at a default interest rate of percent (20.00%) with all principal and interest due December 1, 2010. For the three months ended March 31, 2010 contractual interest amounted to $153,219.  As of December 31, 2009, the Company owed Victory Park capital $2,981,463 and was paying a default interest rate of twenty percent (20.00%).  In accordance with Emerging Issues task Force (EITF) Issue No. 95-22, the line of credit is classified as a current liability due to the agreement containing a subjective acceleration clause and a lock-box arrangement. This debt was settled on April 14, 2010.

4.	Stock Options and Warrants

There were no stock options or warrants issued in the first three months of 2011 and  approximately 193,000 options expired with prices ranging from $.03 to $2.75. There were no stock options or warrants issued and 140,000 options with exercise prices ranging from $2.75 to $3.40 per share expired in the first three months of 2010. As of the Bankruptcy Filing all warrants were cancelled.

5.	Income Taxes

The Company did not record a federal tax benefit for the three months ended March 31, 2011 and 2010 as the company recorded a change in the valuation allowance for an amount equal to the tax benefit due to the current uncertainty of the future realization of the deferred tax assets.  The Company recorded no state tax expense for the three months ended March 31, 2011 and 2010.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the three months ended March 31, 2011.  The Company did not recognize any interest or penalties during 2011 and 2010 related to unrecognized tax benefits.  Tax years from 2006 through 2009 remain subject to examination by major tax jurisdictions.

6.	Subsequent Events

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

Results of Operations

On July 2, 2009, the Company’s Board of Directors authorized the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which was filed on July 2, 2009.  These unaudited condensed consolidated financial statements have been prepared assuming that the Company would continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the filing of the bankruptcy.  The independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern

For the three months ending March 31, 2011 and 2010 the Company had no ongoing operations. For the three months ending March 31, 2011 and 2010, management of the Company focused its activities on the bankruptcy proceedings.

Business Segments

Since all of the reporting companies have been sold and have previously been reported as discontinued operations, the company will no longer be reporting business segments.

Item 3Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

As of March 31, 2011, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and VP - Finance.  Based on this evaluation, our CEO and VP - Finance have concluded these controls are effective.

Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings.  The liability related to the prepetition claims was considered in the Company’s March 31, 2011 and  December 31, 2010 Balance Sheets.

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

Item 1A.                    Risk Factors

Reference is made to the factors set forth under the "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

QSGI INC. Inc. (Registrant)
Dated: March 19, 2012	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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