Form 10-Q
period 2011-06-30
QSGI INC.
filed 2014-05-22
CIK 27960

As filed with the Securities and Exchange Commission on May 22, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 001-32620
QSGI INC.
D/B/A
KruseCom
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-2599131 (I.R.S. Employer Identification No.)

1721 Donna Road, West Palm Beach, FL  33409
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
Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of outstanding common shares, par value $.01, of the registrant as of May 13, 2014 was 232,097,819.

i

PART I                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

QSGI INC. D/b/a KruseCom

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current Assets
Cash and Cash Equivalents	$242,930	$162,837
Accounts Receivable	29,211	9,084
Inventories	244,651	240,451
Prepaid expenses and other assets	75,000	--
Total Current Assets	591,792	412,372
Equipment	80,000	80,000
Accumulated Depreciation	(36,167)	(25,834)
Net Property, Plant & Equipment	43,833	54,166
Other Long-Term Assets	11,427	17,059
Goodwill	1,228,252	--
Total Long-Term Assets	1,283,512	71,255
TOTAL ASSETS	$1,875,304	$483,597

Liabilities And Stockholders’ Equity
Current Liabilities
Current Portion of Notes Payable	$100,928	$--
Accounts Payable	178,940	47,903
Accrued Expenses and Other Liabilities	601,531	77,316
Total Current Liabilities	881,399	125,219
Notes Payable, net of current portion	210,745	250,000
Total Liabilities	1,092,144	375,219

Stockholders’ Equity
Common shares: authorized 295,425,000 shares in 2011 and 2010, respectively, $0.01 par value; 231,597,819 and 190,000,000 shares issued and outstanding in 2011 and 2010, respectively	2,315,977	1,900,000
Discount on Common Stock	(1,535,604)	(1,535,604)
Additional paid-in capital	76,250	(250,000)
Accumulated Deficit	(73,463)	(6,018)
Total Stockholders’ Equity	783,160	108,378

TOTAL LIABILITIES AND STOCKHOLDERS’ Equity	$1,875,304	$483,597

See the accompanying notes to condensed financial statements.

QSGI INC. D/b/a KruseCom

CONDENSED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenues	$1,016,000	$839,537	$1,882,434	$1,775,304
Operating Expenses:
Cost of Goods Sold	888,606	526,107	1,421,181	1,260,520
General and Administrative	234,299	221,652	517,175	437,466
(Loss) Income from Operations	(106,905)	91,778	(55,922)	77,318
Other Income	--	--	--	69
Interest Expense	6,805	--	11,523	--
(Loss) Income Before Benefit for Income Taxes	(113,710)	91,778	(67,445)	77,387
(Benefit) Provision For Income Taxes	--	--	--	--
Net (Loss) Income	$(113,710)	$91,778	$(67,445)	$77,387

(Loss) Income Per Common Share – Basic & Diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted Average Number Of Common Shares Outstanding –Basic and Diluted	216,512,829	190,000,000	203,329,655	190,000,000

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2011
(Unaudited)

		Common Stock		Discount on	Additional		Total
	Member Capital	Number	Amount	Common Stock	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2010	$114,396	–	$–	$–	$–	$(6,018)	$108,378

Recapitalization, KruseCom	(114,396)	190,000,000	1,900,000	(1,535,604)	(250,000)	–	–

Adjusted Balance – December 31, 2010	–	190,000,000	1,900,000	(1,535,604)	(250,000)	(6,018)	108,378

Conversion of Notes Payable	–	–	–	–	250,000	–	250,000

Plan of Reorganization:
Extinguishment of QSGI unsecured indebtedness	–	10,000,000	100,000	–	–	–	100,000

Extinguishment of QSGI redeemable preferred stock	–	425,000	4,250	–	–	–	4,250

Issuance of new shares to existing shares to existing QSGI shareholders	–	31,172,716	311,727	–	76,250	–	387,977

Net Loss	–	–	–	–	–	(67,445)	(67,445)

Balance – June 30, 2011	$–	231,597,716	$2,315,977	$(1,535,604)	$76,250	$(73,463)	$783,160

QSCI, INC. D/b/a KruseCom

QSCI, INC. D/b/a KruseCom
CONDENSED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash Flows From Operating Activities
Net (Loss) Income	$(67,445)	$77,387
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation Expense	10,333	10,334
Changes in assets and liabilities:
Accounts receivable	(20,127)	(88,616)
Inventories	(4,200)	(115,271)
Other assets	5,632	(11,505)
Accounts payable and accrued expenses	53,721	129,412
Net Cash (Used In) From Operating Activities	(22,086)	1,741

Cash Flows From Investing Activities
Cash acquired in reverse merger with QSGI	2,179	–
Net Cash From Investing Activities	2,179	–

Cash Flows From Financing Activities
Distributions to members	–	(1,000)
Proceeds from notes payable	100,000	–
Net Cash From (Used In) Financing Activities	100,000	(1,000)

Net Decrease In Cash And Cash Equivalents	80,093	741

Cash And Cash Equivalents – Beginning of Period	162,837	28,526
Cash And Cash Equivalents – End of Period	$242,930	$29,267

Interest paid	$–	$–
Supplemental Information on Non-Cash Investing and Financing Activities
Conversion of notes payable to capital	$250,000	$28,282

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The condensed consolidated statement of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011.  These statements should be read in conjunction with the financial statements and related notes thereto included in the Annual Report of KruseCom for the year ended December 31, 2010 filed on Form 8-K on June 23, 2011 (see “KruseCom Merger” paragraph in Note 1).

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

On March 21, 2011 the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division had a hearing to consider confirmation of the Debtors’ Third Amended Plan of Reorganization (D.E. # 384) under Chapter 11 of the Bankruptcy Code filed by QSGI, INC., QSGI-CCSI, INC. and QUALTECH SERVICES GROUP, INC., and dated February 1, 2011 and confirmed the Plan.  The Chapter 11 Plan of Reorganization was confirmed by the US Bankruptcy Court on May 4, 2011 (the “Effective Date”).

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

Fresh Start Accounting

The Company, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification  (“ASC”) ASC 852, adopted fresh-start reporting as of the close of business on May 30, 2011 since the reorganization value of the assets of Predecessor Company immediately before the date of confirmation of the Plan was less than the total of all post petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity. There were no significant operations related to QSGI from May 4, 2011 to May 30, 2011. Accordingly, we used a May 31, 2011 fresh-start date to coincide with KruseCom’s normal financial period close for the month of May.  The five-column consolidated statement of financial position as of May 30, 2011, included herein, applies effects of the Plan and fresh-start reporting to the carrying values and classifications of assets or liabilities that were necessary.

Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh-start reporting for periods ended on or prior to May 30, 2011 are not comparable to those of the Successor Company. In applying fresh-start accounting, the reorganization value of the entity was allocated to the entity’s assets in conformity with the procedures specified in FASB ASC 805, Business Combinations. The reorganization value exceeded the sum of the amounts assigned to assets and liabilities. This excess was recorded as successor company goodwill as of May 31, 2011.

The following five-column consolidated statement of financial position as of May 30, 2011 reflects the implementation of the Plan as if the Plan had been effective on May 30, 2011. Reorganization adjustments have been recorded within the consolidated statement of financial position as of May 30, 2011 to reflect effects of the Plan, including the discharge of liabilities subject to compromise and the adoption of fresh-start reporting in accordance with FASB ASC 852.

KruseCom Merger

Effective June 30, 2011 (the “Merger Date”), the Company merged its operations with KruseCom, LLC (“KruseCom”), a privately-held company headquartered in Palm Beach, FL. KruseCom, was formed as a Florida Limited Liability Company in 2009. KruseCom has not been part of any bankruptcy, receivership or similar proceeding and has not had a material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. KruseCom’s principal product is data security and compliance (Auditing and Detagging, Erasing of Hard Drive, Tape and Hard Drive Degaussing, Regulatory Compliance Certification and Indemnification, Real time Extranet Reporting, Remarketing and Revenue Sharing and EPA Compliant Recycling, Reverse Logistics, Client-Site Audit and Erasure Solutions). KruseCom has technical facilities in New Jersey, a sales, marketing and business development office in Florida and sales offices in Kentucky and New Hampshire.

As part of QSGI’s plan of reorganization, the Company agreed to merge with KruseCom, whereby QSGI will adopt KruseCom’s operations as its primary business. The members of the KruseCom via a Share Exchange Agreement (the “Exchange Agreement”) transferred 100% of their ownership interest in KruseCom to QSGI on the Merger Date in exchange for 190,00,000 shares of QSGI’s common stock. Under generally accepted accounting principles in the United States of America (“US GAAP”), the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by KruseCom for the net monetary assets of QSGI, accompanied by a recapitalization, and is accounted for as a change in capital structure. KruseCom’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity. The post reorganization comparative historical financial statements of QSGI and its wholly owned subsidiary will be the historical financial statements of KruseCom accompanied by a recapitalization. References hereafter to the “Company” are intended to be for KruseCom.

The following pro-forma information details the effect of the fresh start accounting along with the KruseCom merger:

	QSGI, Inc
	Preconfirmation	Adjustments-Confirmation of Plan and Fresh-Start		Emerged Entity May 30, 2011	KruseCom, LLC Merger June 30, 2011 (f)		QSGI Consolidated June 30, 2011

Current Assets
Cash and Cash Equivalents	$2,179	$—		$2,179	$240,751		$242,930
Accounts Receivable					29,211		29,211
Inventory					244,651		244,651
Prepaid expenses and other assets	75,000	—		75,000	—		75,000
Total Current Assets	77,179	—		77,179	514,613		591,792
Long-Term Assets:
Property, Plant and Equipment, net					43,833		43,833
Goodwill	—	1,228,252	g	1,228,252	—		1,228,252
Deposits					11,427		11,427
Total Long-Term Assets	—	1,228,252		1,228,252	55,260		1,283,512
TOTAL ASSETS	$77,179	$1,228,252		$1,305,431	$569,873		$1,875,304

Current Liabilities
Notes Payable, current portion	$—	$100,928	d,e	$100,928	$—		$100,928
Accounts Payable	—	—		—	178,940		178,940
Accrued Expenses and Other Liabilities	—	601,531	a	601,531	—		601,531
Deferred Taxes	27,300	(27,300)		—	—		—
Liabilities Subject to Compromise:
Accounts Payable	4,231,668	(4,231,668)	g	—	—		—
Accrued Expenses and Other Liabilities	11,914,983	(11,914,983)	b,g	—	—		—
Accrued Payroll	1,171,773	(1,171,773)	g	—	—		—
Total Current Liabilities	17,345,724	(16,643,265)		702,459	178,940		881,399

Long-Term Liabilities
Notes Payable, net of current portion	—	110,745	d,e	110,745	100,000		210,745
Total Long-Term Liabilities	—	110,745		110,745	100,000		210,745

Redeemable Convertible Preferred Stock	4,271,472	(4,271,472)	c	—	—		—
Stockholders’ Deficit:
Common Shares-Old (Predecessor Company)	387,977	(387,977)		—
Common Shares-New (Sucessor Company)	—	2,004,250	a,c,f	2,004,250	311,727	h	2,315,977
Discount on Common Shares-New (Sucessor Company)	—	(1,535,604)		(1,535,604)			(1,535,604)
Additional paid-in capital-Old (PredecessorCompany)	16,605,934	(16,605,934)	b	—	—		—
Additional paid-in capital-New (SucessorCompany)	—	23,581		23,581	52,669		76,250
Accumulated Deficit	(38,533,928)	38,533,928		—	(73,463)		(73,463)
Total Stockholders’ Deficit	(21,540,017)	22,032,244		492,227	290,933		783,160
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,179	$1,228,252		$1,305,431	$569,873		$1,875,304

Plan of Reorganization

The Plan provides for, among other things, a restructuring of pre-petition debt, as follows:
a)
Distribution of $50,000 and issuance of 10,000,000 common shares in the reorganized debtor for the extinguishment of  unsecured indebtedness; Amount is comprised of $50,000 pre-petition debt, which was settled as part of the reorganization plan. In addition, amount includes $608,517 of expenses incurred by QSGI in connection with the bankruptcy proceedings, which have been assumed by KruseCom.

b)	Extinguishment of one $10,159,000 unsecured claim in consideration for the confirmation of a Plan of Reorganization;

c)	Issuance of 425,000 common shares for the extinguishment of the redeemable convertible preferred stock;

d)	Assumption of one $150,000 contingent secured claim bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after confirmation;

e)	Assumption of note for bankruptcy legal expenses in the amount of $61,673, bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after Plan confirmation;

f)	The right to issue 3,524,000 common shares in exchange for legal services related to the Plan of reorganization;

g)	Issuance of 190,000,000 common shares in consideration for the merger of KruseCom;

h)	Effects of fresh-start accounting;

i)	New shares to existing QSGI shareholders.

2.	Summary of Significant Accounting Policies

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

Comprehensive Income

The Company follows FASB ASC 220-10-45 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.   Since the Company does not have any items of comprehensive income, the net (loss) income and comprehensive (loss) income are the same.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. The Company may allow customers to return defective products for exchange or credit within a reasonable period, which is generally less than 30 days. Returns are determined on a case-by-case basis and upon approval by management. A return is recorded in the period of the return because, based on past experience, these returns are infrequent and immaterial.

The Company provides a limited warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At June 30, 2011 and 2010, a warranty reserve was not considered necessary.

During the three and six months ended June 30, 2011 the Company generated $75,000 of revenue from sales to a relative of the Chief Executive Officer.

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

At December 31, 2010, the Company determined no allowance for doubtful accounts was necessary. The allowance for doubtful accounts at June 30, 2011 and changes in the allowance for the six months ended are as follows:

	Balance, December 31, 2010	Provision for Doubtful Account Six- Months Ended June 30, 2011	Write-Offs, Net of Recoveries Six-Months Ended June 30, 2011	Balance, June 30, 2011

June 30, 2011	$0	$2,590	$0	$2,590

Inventories

Inventories consist primarily of computer hardware, parts and related products, and are valued at the lower of cost or market on a first in first out basis. The allocated cost of parts disassembled from purchased computer hardware is based on the relative fair value of the disassembled components. Substantially all inventory items are parts disassembled from purchased computer hardware. The allocation of cost does not exceed the original cost of the computer hardware. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items on an item-by-item basis. Inventory items determined to be obsolete or slow moving are reduced to net realizable value. Inventory in-transit consists of items of inventory for which the Company has purchased and assumed the risk of loss, but which has not yet been received into stock at the Company’s facility.

Equipment

Equipment is stated at contributed fair value, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. The Company’s equipment, primarily consists of computer hardware and office equipment, is depreciated or amortized using the straight-line method over three to five-year periods.

Impairment losses on long-lived assets, such as equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Advertising Costs

Advertising costs are expensed on the first date the advertisement takes place. Advertising expense for the three and six-months ended June 30, 2011 amounted to $31,578 and $56,631 respectively. Advertising expense for the three and six-months ended June 30, 2010 amounted to $11,101 and $5,262, respectively.

Shipping and Handling

Shipping and handling costs related to delivery of finished goods are included in cost of goods sold. During the three and six months ended June 30, 2011, shipping and handling costs amounted to $86,110 and $150,293, respectively. During the three and six months ended June 30, 2010, shipping and handling costs amounted to $76,414 and $119,321 respectively.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Sales Taxes

Various states and counties within those states may impose a sales tax on the Company’s sales to non-exempt customers. The Company collects the sales tax and remits the entire amount to the appropriate jurisdiction. The Companies accounting policy is to exclude the tax collected and remitted to these jurisdictions from revenue and cost of sales.

Income Taxes

Prior to the Merger Date, the Company elected to be treated as an S-Corporation for income tax purposes. Under such provisions, the Company’s taxable income is reflected on its members’ personal income tax returns. Accordingly, the Company was not subject to federal income taxes and no provision for income taxes is reflected in the accompanying financial statements for 2011 and 2010. Prior to the Merger Date, management of the Company concluded that the Company qualified as a pass-through entity and determined no uncertain tax positions existed, including the S-Corporation election and sales tax exemptions, that would require recognition in the financial statements. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing. The Company’s tax returns since 2009 are currently subject to examination.

 Subsequent to the Merger Date, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.

(Loss) Income per Share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in three and six months ended June 30, 2011, potential common stock equivalents related to stock options were anti-dilutive, therefore, the amounts reported for basic and dilutive loss per share were the same. 14,035,334 and 14,131,917 of weighted average common stock equivalents related to stock options were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2010, the amounts reported for basic and diluted earnings per share were the same because the common stock equivalents were considered anit-dilutive as the average closing market price during the periods are below the exercise price. 13,184,834 and 13,254,834 of weighted average common stock equivalents related to stock options were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2010.

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

Fair Value Measurements

The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis, based on the fair value hierarchy established by GAAP.  The Company measures its financial assets and liabilities using inputs from the three levels of the fair value hierarchy.  At June 30, 2011 and December 31, 2010, the Company has no assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

Stock Based Compensation.

Stock based compensation is amortized to compensation expense on a straight line basis over the requisite service period of the grants using the Black-Scholes valuation model. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor. The Company presents the excess tax benefits from the exercise of stock options as a financing cash flow in the accompanying consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provides disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted.

The Company intends to comply with the presentation on January 1, 2012.

3.          Financing Arrangements

On December 31, 2009, the Company entered into a $25,000 note payable agreement with an employee (the “Employee Note”). Per the agreement, interest accrues monthly at 8% per annum. The agreement had no stated maturity or monthly repayment terms. During December 2010, the employee agreed to convert the principal amount per the agreement plus interest to capital in exchange for an approximately 28% ownership in the Company.

During November 2010, the Company entered into a $250,000 convertible promissory note (the “Convertible Note”) with a third party. The Convertible Note calls for an original stated maturity date of two years or November 2012, unless the Convertible Note is converted to capital or the Company is in default as defined in the Convertible Note agreement prior to November 2012. The note calls for interest at prime plus 4.3% (7.55% at December 31, 2010), not to exceed the default interest rate, due and payable monthly in arrears. The Convertible Note may be converted to capital prior to the first anniversary date in exchange for a 6% interest in the Company following the merger with QSGI, Inc. As of June 30, 2011, the Convertible Note was converted to equity in exchange for approximately 11,400,000 shares of the Company’s stock, pursuant to the Share Exchange Agreement enterend into between QSGI, Inc and KruseCom, LLC on June 17, 2011. As a result of the conversion, the Company reclassified the note to equity.

On April 4, 2011, the Company entered into a $100,000 note payable agreement with a principal of KruseCom (the “Note”). Per the agreement, interest accrues monthly at 8% per annum. The agreement had no stated maturity or monthly repayment terms.

In connection with the Plan of Reorganization, the Company assumed a $150,000 contingent secured claim bearing interest at 8% per annum and being paid over 8 equal installments installments beginning 120 days after the Effective Date.

In connection with the Plan of Reorganization, the Company assumed a promissory note payable for bankruptcy legal expenses in the amount of $61,673, bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after the Effective Date.

4.          Stock Options and Warrants

There were no stock options or warrants issued and approximately 193,000 options expired with prices ranging from $.03 to $2.75 in the first six months of 2011. Upon confirmation of the Plan of Reorganization, all warrants were cancelled. There were no stock options or warrants issued and 140,000 options with exercise prices ranging from $2.75 to $3.40 per share expired in the first six months of 2010.  Total options outstanding and exercisable at June 30, 2011 and December 31, 2010 were 14,035,334 and 14,228,334 respectively.

5.          Income Taxes

Prior to the Merger Date, the Company elected to be treated as an S-Corporation for income tax purposes. Under such provisions, the Company’s taxable income is reflected on its members’ personal income tax returns. Accordingly, the Company was not subject to federal income taxes in 2010 and no provision for income taxes is reflected in the accompanying financial statements for 2010.   There is no income tax benefit for the net losses for the three and six months ended June 30, 2011, since managmement has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the three and six months ended June 30, 2011.  The Company did not recognize any interest or penalties during 2011 and 2010 related to unrecognized tax benefits.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

6.           CONCENTRATIONS AND ECONOMIC DEPENDENCY

Sales

For the three and six-months ended June 30, 2011, sales to 3 customers amounted to approximately 50% and 32%, respectively, of total sales. For the three and six-months ended June 30, 2010, sales to 4 and 1 customers amounted to approximately 44% and 20%, respectively, of total sales.

Purchases

For the three and six months ended June 30, 2011, purchases from 4 and 3 vendor amounted to approximately 54% and 50%, respectively, of total purchases. For the three and six months ended June 30, 2010, purchases from 4 and 3 vendor amounted to approximately 62% and 60%, respectively, of total purchases.

Reliance on merchandise vendors

The Company relies on the availability of off-lease and excess inventory computer equipment, which is unpredictable. The Company has no long-term arrangements with its vendors that assure the availability of equipment. The Company purchases equipment from many different vendors, and has no formal commitments with or from any of them. The Company is not assured that its current vendors will continue to sell equipment to it as they have in the past, or that it will be able to establish new vendor relationships that ensure equipment will be available in sufficient quantities and at favorable prices. If the Company is unable to obtain sufficient quantities of equipment at favorable prices, its business will be adversely affected. In addition, the Company may become obligated to deliver specified types of computer equipment in a short time period and, in some cases, at specified prices. Because the Company has no formal relationships with vendors, it may not be able to obtain the required equipment in sufficient quantities in a timely manner, which could adversely affect its ability to fulfill these obligations.

Access to Capital

Since inception, the Company has been able to generate sufficient funds from its operations to pay for its operating expenses. However, the Company may need to raise additional funds to finance unanticipated working capital requirements or to carry out its business plan. If funds are not available when required for unanticipated working capital needs or other transactions, the Company’s ability to carry out its business plan could be adversely affected, and it may be required to scale back operations to reflect the extent of available funding.

7.           Commitments and Contingencies

Operating Leases

At June 30, 2011 and December 31, 2010, the Company is a lessee pursuant to operating leases for office and warehouse space. The lease for office space in West Palm Beach calls for $4,000 per month, on a month-to-month basis and is cancellable with 30-days notice. The lease for warehouse space in New Jersey is for 60 months ending in December 2015. In addition to the monthly minimum rent for the New Jersey warehouse, the Company is responsible for its proportionate share of Common Area Maintenance (“CAM”). The future minimum rental commitments for the New Jersey warehouse are approximately $45,000 annually through 2014 and approximately $22,500 for 2015.

For the three and six months ended June 30, 2011, rent expense amounted to $20,381 and $57,445, respectively. For the three and six months ended June 30, 2010, rent expense amounted to $23,677 and $44,934, respectively.

8.           Subsequent Events

On August 26, 2011, the Company was notified that the Honorable Erik P. Kimball, United States Bankruptcy Judge, Southern District of Florida, entered a final decree to close the chapter 11 case. The signing of this order signifies the Company’s emergence from bankruptcy.

On September 16, 2011 the Board of Directors approved an additional Option Grant for each Board member in the amount of 250,000 shares of Common Stock at a strike price of $0.11 per share vesting over three years.  Further, the Board of Directors approved a bonus Option Grant for the CEO and CFO in the amount of 5 million and 4 million shares respectively at a strike price of $0.11 per share contingent upon the QSGI Green, Inc. subsidiary achieving $1 million in profitability over any 12 month period for the first 5 years following the acquisition of The Gasket Guy, Inc.

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

On September 26, 2011, QSGI Green (the “Borrower”) entered into a loan agreement (the “Bank Note”) with First City Bank of Commerce (the “Lender”) in the amount of $564,875 to replace the Seller’s existing bank note. The Bank Note bears interest at 7.5% and has a maturity date of September 26, 2015.  The Bank Note is primarily supported by accounts receivable and inventory of QSGI Green. The Bank Note is personally guaranteed by the two previous founding owners of TGG.

On November 4, 2011 and pursuant to the Registrant’s Plan of Reorganization, a distribution of $50,000 and 10,000,000 common shares was to be distributed to Allowed General Unsecured Claim holders to extinguish all unsecured indebtedness. Additionally, 425,000 common shares are to be distributed for the extinguishment of $4,216,000 in redeemable convertible preferred stock. All distributions were to occur no later than 180 days after Plan Confirmation. The distribution was completed on November 4, 2011, thus increasing the total outstanding shares of the Registrant from 221,172,716 to 231,597,819. These shares have been reflected in the attached financial statements as if issued.

On April 9, 2012, QSGI Green, Inc., a wholly-owned subsidiary of QSGI, Inc., was notified that Moshe Schneider and Avner Harel resigned from their employment positions at the Company.  Moshe Schneider and Avner Harel remain subject to a Non-Competition, Non Solicitation and Trade Secret agreement with the Company, which was executed in conjunction with and contemporaneous to the Asset Purchase Agreement  dated September 21, 2011 between  The Gasket Guy, Inc. (the “Seller”) and the Company.

On July 27, 2012 the Company entered into the settlement of a litigation entitled QSGI, Inc. v IBM Global Financing and International Business Machines Corp., No. 9:11-cv-80880-KLR, in the United States District Court, Southern District of Florida (the “Court”). The parties executed a Settlement Agreement regarding the litigation on July 30, 2012. The Settlement Agreement provided that the parties execute and file with the Court a Stipulation of Voluntary Dismissal of Action with Prejudice (the “Stipulation”). The Stipulation was filed on July 31, 2012 with the Court. All requirements of the Settlement have been satisfied and the Company has filed the required documents with the court to dismiss the litigation with prejudice.

On August 31, 2012 the Company received notification that Benee Scola had tendered her resignation from the Board of Directors of the Company.

On September 6, 2012 the Company appointed Jason Bodnick to the Board of Directors.  Additionally, the Board of Directors approved an additional Option Grant for each Board member in the amount of 2 million shares of Common Stock at a strike price of $0.01 per share vesting over three years.   Lastly, the Board of Directors approved an additional Option Grant for the CEO and CFO in the amount of 10 million and 5 million shares respectively at a strike price of $0.01 per share vesting over three years.

On December 11, 2012 the Gasket Guy, Inc.(the “Seller”) and the Company entered a Stipulation and Settlement Agreement (the “SSA”)  to end all disputes between the Seller and the Company stemming from the Asset Purchase Agreement dated September 21, 2011 between the Seller and the Company.  The SSA called for, return of documents, altering the length and scope of the Seller’s Non-Competition agreement, a payment to the Seller and discharge and release of any and all claims the Seller may have had against the Company.  During 2013, $25,000 of inventory was tendered to the Seller in full satisfaction of the SSA.

On December 9, 2013 the Company entered into a Mediated Settlement Agreement on a civil action filed on May 24, 2013 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida brought by Robert W. Wright and Susan C. Wright as plaintiffs versus QSGI, Inc. as defendant.  The plantiffs alleged that the Company’s attempted conversion of a $250,000 convertible note due to the plaintiffs into approximately 11,400,000 shares of QSGI, Inc.’s common stock as part of a merger transaction on June 17, 2011 was without proper authority.  Plaintiffs claimed that the note had therefore not been converted and that approximately $323,000 was due and owing on the Note and that interest continued to run at the default rate of prime plus 7.3% until paid. The settlement reached resulted in agreement of a revised principle balance of $275,000 with interest only monthly payments at an annual interest rate of 5% from January 1, 2014 until June 1, 2016 at which time the principle balance would be due. The note carries no prepayment penalty and the approximately 11,400,000 shares of QSGI Common Stock are deemed to have never been delivered.

On December 13, 2013, the Board of Directors approved an employee Stock Option Grant for approximately 25 million shares at a strike price of $0.01 vesting over one to five years.

On February 17, 2014, the Board of Directors approved a contingent vesting schedule where 20% of its 2014 Option Grant will be lost if an internal Financial Statement deadline is not met on or before June 1, 2014.

Item 2.                      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This following discussion should be read in conjunction with the accompanying financial statements and related notes in Item 1 of this report as well as Annual Report on Form 10-K for the year ended December 31, 2010.  Certain statements in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby.

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control.  These factors include:

•	Our growth strategies;

•	Anticipated trends in our business and demographics;

•	Our ability to successfully integrate the business operations of recently acquired companies; and

•	Regulatory, competitive or other economic influences.

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

Results of Operations

Our revenue is heavily dependant upon companies making decisions to upgrade their information technology infrastructure and our ability to procure this used equipment at profitable prices.  The result of this dependency compounded by the lack of significant long-term equipment purchase agreements makes equipment purchases for resale unpredictable.  Revenue for the quarter ended June 30, 2011 was $1,016,000 compared to revenue of $839,537 for the quarter ended June 30, 2010, an increase of $176,463 or 21.0%. This was primarily the result of one large lot sale of equipment as well as increased volume in our on-line business.

Our gross profit is heavily dependant upon on a number of factors, most significant of which is the constant changes in supply and demand dynamics for used information technology equipment.  Our strategy is to minimize downside risk by shortening the time horizon between procuring and selling our used equipment. Gross profit for the quarter ended June 30, 2011 was $127,394 compared to gross profit of $313,430 for the quarter ended June 30 2010, a decrease of $186,036, or 59.4%. Our gross profit decreased due to a low margin large lot sale of equipment.

General and administrative expenses for the quarter ended June 30, 2011 were $234,299 compared to general and administrative expenses of $221,652 for the quarter ended June 30, 2010, a $12,467 increase, or 5.7%. Expenses increased as a result of costs related to professional service fees for the KruseCom merger.

Our Revenue is heavily dependant upon companies making decisions to upgrade their information technology infrastructure and our ability to procure this used equipment at profitable prices.  The result of this dependency compounded by the lack of significant long-term equipment purchase agreements makes equipment purchases for resale unpredictable.  Revenue for the six months ended June 30, 2011 was $1,882,434 compared to revenue of $1,775,304 for the six months ended June 30, 2010, an increase of $107,130 or 6.0%. This was primarily the result of one large lot sale of equipment as well as increased volume in our on-line business.

Our gross profit is heavily dependant upon on a number of factors, most significant of which is the constant changes in supply and demand dynamics for used information technology equipment.  Our strategy is to minimize downside risk by shortening the time horizon between procuring and selling our used equipment. Gross profit for the six months ended June 30, 2011 was $461,253 compared to gross profit of $514,784 for the six months ended June 30 2010, a decrease of $53,531, or 10.4%. Our gross profit decreased due to a low margin large lot sale of equipment offset by higher margins on remaining sales.

General and administrative expenses for the six months ended June 30, 2011 were $517,175 compared to general and administrative expenses of $437,466 for the six months ended June 30, 2010, a $79,709 increase, or 18.2%. Expenses increased as a result of costs related to professional service fees for the KruseCom merger.

Business Segments

Since all of the reporting companies have been sold and have previously been reported as discontinued operations, the company will no longer be reporting business segments.

Item 3Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

As of June 30, 2011, we evaluated the effectiveness of the design and operation of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded these controls are effective.

Changes in internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting related to KruseCom.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the merger with KruseCom, our management assessed the effectiveness of KruseCom’s internal control over financial reporting as of June 30, 2011, along with its assessment of these controls at QSGI.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of June 30, 2011, KruseCom’s and QSGI’s (collectively, the “Company’s”) internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Part II – OTHER INFORMATION

Item 1.                                Legal Proceedings

From time to time, the Company may be party to legal proceedings which arise generally in the ordinary course of business.  The Company may be involved in legal proceedings which may have a material adverse affect on the financial position, results of operations or cash flows of the Company. Therefore estimates of potential impact of legal proceedings on the Company could change in the future depending upon matters in suit and the course of specific litigation.    All prepetition claims were brought forward during the Chapter 11 proceedings.  The liability related to the prepetition claims was considered in the Company’s June 30, 2011 and December 31, 2010 Balance Sheets.

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

On March 21, 2011 the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division had a hearing to consider confirmation of the Debtors’ Third Amended Plan of Reorganization (D.E. # 384) under Chapter 11 of the Bankruptcy Code filed by QSGI, INC., QSGI-CCSI, INC. and QUALTECH SERVICES GROUP, INC., and dated February 1, 2011 and confirmed the Plan.  The Chapter 11 Plan of Reorganization was confirmed by the US Bankruptcy Court on May 4, 2011 (the “Effective Date”).

Effective June 30, 2011 (the “Merger Date”), the Company merged its operations with KruseCom, LLC (“KruseCom”), a privately-held company headquartered in Palm Beach, FL. As part of QSGI’s plan of reorganization, the Company agreed to merge with KruseCom, whereby QSGI will adopt KruseCom’s operations as its primary business. The members of the KruseCom via a Share Exchange Agreement (the “Exchange Agreement”) transferred 100% of their ownership interest in KruseCom to QSGI on the Merger Date in exchange for 190,00,000 shares of QSGI’s common stock. Under generally accepted accounting principles in the United States of America (“US GAAP”), the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by KruseCom for the net monetary assets of QSGI, accompanied by a recapitalization, and is accounted for as a change in capital structure. KruseCom’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity. The post reorganization comparative historical financial statements of QSGI and its wholly owned subsidiary will be the historical financial statements of KruseCom accompanied by a recapitalization. References to the Company are intended to be for KruseCom

On August 26, 2011, the Company was notified that the Honorable Erik P. Kimball, United States Bankruptcy Judge, Southern District of Florida, entered a final decree to close the chapter 11 case. The signing of this order signifies the Company’s emergence from bankruptcy.

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

Item 1A.                      Risk Factors

Factors Affecting Future Operating Results

You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of the Registrant’s stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of the Registrant’s common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

Fluctuations In Future Quarterly Results

We have been in business since October 2009 and have approximately six quarters of historic operating results. Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the timing of our delivery of significant orders; our ability to engineer customer solutions in a timely, cost effective manner; our ability to structure our organization to enable achievement of our operating objectives; our ability to meet the needs of our customers and markets; the ability to deliver, in a timely fashion, products for which we have received orders; the length of the sales cycle; the demand for products and services we offer; the introduction or announcements by computer manufacturers relating to the remarketing of new and used equipment; the hiring and training of additional personnel; as well as general business conditions. If we fail to effectively manage our business, this could adversely affect our results of operations.

We expect that the size and timing of our sales transactions may vary substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. These fluctuations may be caused by delays in shipping certain computer systems for which we receive orders that we expect to deliver during that quarter. In addition, our collection periods may fluctuate due to periodic shortages of goods available for shipment, which may result in the delay of payment from customers who will not pay until their entire order is shipped. Accordingly, it is likely that in one or more future quarters, our operating results could be below investors’ expectations and, as a result, any future public offering of shares of the Registrant’s common stock could be materially adversely affected.

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

We Have Limited Principal Markets and Customers; We Have Significant Dependence on Major Customers; There Is A Risk of Industry Concentration

We operate solely in the United States. We sell and deliver computer systems, peripheral devices and parts to more than 300 customers throughout the United States and on 6 continents worldwide. For periods ended December 31, 2009 and 2010 and March 31, 2011 sales to our top ten customers comprised 83%, 49% and 54% of revenue respectively. A portion of our revenues is also derived from export sales. For the periods ended December 31, 2009 and 2010 and March 31, 2011 export sales were 0%, 7% and 3% respectively.

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

If We Need Additional Financing for Unanticipated Working Capital Needs or To Finance Acquisitions, We May Not Be Able To Obtain Such Capital, Which Could Adversely Affect Our Ability to Achieve Our Business Objectives

Since Inception, we have been able to generate sufficient funds from its operations to pay for its operating expenses. However, we may need to raise additional funds to finance unanticipated working capital requirements or to carry out its business plan. If funds are not available when required for unanticipated working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back operations to reflect the extent of available funding.

We may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

Our growth depends upon market growth and our ability to enhance our existing products and services, and to introduce new products and services on a timely basis. One of the ways to accomplish this is through acquisitions. Acquisitions involve numerous risks, including, but not limited to, the following:

●	difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;
●	disruption of our ongoing business;
●	discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;
●	inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;
●	inability to commercialize acquired technology;
●	the need to take impairment charges or write-downs with respect to acquired assets and
●	the failure of the acquired entity to perform as anticipated.

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

●
major manufacturers of computer equipment such as, Dell Computer Corporation, Hewlett Packard and IBM, each of which offer “as-is”, refurbished and new equipment through their websites and direct e-mail broadcast campaigns;

●	privately and publicly owned businesses such as Redemtech, Intechra and Tech Turn that offer asset management and end-of-life product refurbishment and remarketing services;
●	traditional store-based computer retailers, such as Best Buy Co., Inc., and
●	online competitors and auction sites, such as e-Bay

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

No Distributions; Issuance of Preferred Classes of Members

We do not have a history of paying distributions to our investors, and there can be no assurance that dividends will be paid in the foreseeable future by the Registrant. We intend to use any earnings, which may be generated to finance the growth of our businesses. The Registrant’s Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

The Registrant’s common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for the Registrant’s common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in Registrant’s common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on the Registrant’s common stock.

A large number of shares may be eligible for future sale and may depress the Registrant’s stock price.

The Registrant may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of the Registrant’s common stock, could adversely affect the market price of our common stock and could impair Registrant’s ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

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

We are organized with a small senior management team. If we were to lose the services of one of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals as of this filing to be:

•	Marc Sherman, Chairman, Chief Executive Officer, Director
•	David Meynarez, Chief Financial Officer, Treasurer, Director

Anti-Takeover Provisions

Certain provisions of the Registrant’s Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may be deemed to have an anti-takeover effect. The Registrant’s certificate of incorporation provides that its Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. In addition, the Registrant is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of QSGI or a change in control of QSGI.

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

QSGI INC. Inc. (Registrant)
Dated: May 22, 2014	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
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