Form 10-Q/A
period 2011-06-30
QSGI INC.
filed 2014-08-27
CIK 27960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File No.: 001-32620

QSGI INC.

D/B/A

KruseCom

 (Exact name of registrant as specified in its charter)

Delaware	13-2599131
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1721 Donna Road, West Palm Beach, FL  33409

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

EXPLANATORY NOTE

In a letter dated June 26, 2014, the Securities and Exchange Commission staff stated to us that our initial filing of our Form 10Q for the period ended June 30, 2011, as filed on May 22, 2014, appears to be deficient with regard to the requirements of Rule 13a-15(e) of the Exchange Act, which provides that management must evaluate whether its disclosure controls and procedures were effective to ensure that information to be disclosed, among other things, is reported within the time periods specified in the Commission’s rules and forms. Management initially concluded that that the Registrant’s disclosure controls and procedures, as defined in Rule 13a-15(e) were effective. However, our Form 10Q for the period ended June 30, 2011 was filed late. Accordingly, management could not assert that our disclosure controls and procedures as of June 30, 2011, as defined in Rule 13a-15(e) were effective. We are amending the Form 10Q for the period ended June 30, 2011 to correct management’s conclusion as to its evaluation of the disclosure controls and procedures as of June 30, 2011 which were not effective (Part1- Financial Information-Item 4).

This Amendment does not reflect events occurring after the original filing of the Form 10-Q for the period ended June 30, 2011 and does not modify or update the disclosures therein in any way except for changes to the aforementioned item. Accordingly, this Amendment No. 1 should be read in conjunction with the other filings of the Company made with the SEC subsequent to the filing of the original Form 10-Q.

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

QSGI INC. D/b/a KruseCom

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2011

(Unaudited)

	Member	Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders’
	Capital	Number	Amount	Stock	Capital	Deficit	Equity

Balance - December 31, 2010	$114,396	–	$–	$–	$–	$(6,018)	$108,378

Recapitalization, KruseCom	(114,396)	190,000,000	1,900,000	(1,535,604)	(250,000)	–	–

Adjusted Balance – December 31, 2010	–	190,000,000	1,900,000	(1,535,604)	(250,000)	(6,018)	108,378

Conversion of Notes Payable	–	–	–	–	250,000	–	250,000

Plan of Reorganization:

Extinguishment of QSGI unsecured indebtedness	–	10,000,000	100,000	–	–	–	100,000

Extinguishment of QSGI redeemable preferred stock	–	425,000	4,250	–	–	–	4,250

Issuance of new shares to existing shares to existing QSGI shareholders	–	31,172,716	311,727	–	76,250	–	387,977

Net Loss	–	–	–	–	–	(67,445)	(67,445)

Balance – June 30, 2011	$–	231,597,716	$2,315,977	$(1,535,604)	$76,250	$(73,463)	$783,160

See the accompanying notes to condensed financial statements.

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

See the accompanying notes to condensed financial statements.

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

The following pro-forma information details the effect of the fresh start accounting along with the KruseCom merger:

	QSGI, Inc
	Preconfirmation	Adjustments- Confirmation of Plan and Fresh-Start		Emerged Entity May 30, 2011	KruseCom, LLC Merger June 30, 2011 (f)		QSGI Consolidated June 30, 2011

Current Assets
Cash and Cash Equivalents	$2,179	$-		$2,179	$240,751		$242,930
Accounts Receivable					29,211		29,211
Inventory					244,651		244,651
Prepaid expenses and other assets	75,000	-		75,000	-		75,000
Total Current Assets	77,179	-		77,179	514,613		591,792
Long-Term Assets:
Property, Plant and Equipment, net					43,833		43,833
Goodwill	-	1,228,252	g	1,228,252	-		1,228,252
Deposits					11,427		11,427
Total Long-Term Assets	-	1,228,252		1,228,252	55,260		1,283,512
TOTAL ASSETS	$77,179	$1,228,252		$1,305,431	$569,873		$1,875,304

Current Liabilities
Notes Payable, current portion	$-	$100,928	d,e	$100,928	$-		$100,928
Accounts Payable	-	-		-	178,940		178,940
Accrued Expenses and Other Liabilities	-	601,531	a	601,531	-		601,531
Deferred Taxes	27,300	(27,300)		-	-		-
Liabilities Subject to Compromise:
Accounts Payable	4,231,668	(4,231,668)	g	-	-		-
Accrued Expenses and Other Liabilities	11,914,983	(11,914,983)	b,g	-	-		-
Accrued Payroll	1,171,773	(1,171,773)	g	-	-		-
Total Current Liabilities	17,345,724	(16,643,265)		702,459	178,940		881,399

Long-Term Liabilities
Notes Payable, net of current portion	-	110,745	d,e	110,745	100,000		210,745
Total Long-Term Liabilities	-	110,745		110,745	100,000		210,745

Redeemable Convertible Preferred Stock	4,271,472	(4,271,472)	c	-	-		-
Stockholders’ Deficit:
Common Shares-Old (Predecessor Company)	387,977	(387,977)		-
Common Shares-New (Sucessor Company)	-	2,004,250	a,c,f	2,004,250	311,727	h	2,315,977
Discount on Common Shares-New (Sucessor Company)	-	(1,535,604)		(1,535,604)			(1,535,604)
Additional paid-in capital-Old (PredecessorCompany)	16,605,934	(16,605,934)	b	-	-		-
Additional paid-in capital-New (SucessorCompany)	-	23,581		23,581	52,669		76,250
Accumulated Deficit	(38,533,928)	38,533,928		-	(73,463)		(73,463)
Total Stockholders’ Deficit	(21,540,017)	22,032,244		492,227	290,933		783,160
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,179	$1,228,252		$1,305,431	$569,873		$1,875,304

Plan of Reorganization

The Plan provides for, among other things, a restructuring of pre-petition debt, as follows:

a)	Distribution of $50,000 and issuance of 10,000,000 common shares in the reorganized debtor for the extinguishment of unsecured indebtedness; Amount is comprised of $50,000 pre-petition debt, which was settled as part of the reorganization plan. In addition, amount includes $608,517 of expenses incurred by QSGI in connection with the bankruptcy proceedings, which have been assumed by KruseCom.

b)	Extinguishment of one $10,159,000 unsecured claim in consideration for the confirmation of a Plan of Reorganization;

c)	Issuance of 425,000 common shares for the extinguishment of the redeemable convertible preferred stock;

d)	Assumption of one $150,000 contingent secured claim bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after confirmation;

e)	Assumption of note for bankruptcy legal expenses in the amount of $61,673, bearing interest at 8% per annum and being paid over 8 installments beginning 120 days after Plan confirmation;

f)	The right to issue 3,524,000 common shares in exchange for legal services related to the Plan of reorganization;

g)	Issuance of 190,000,000 common shares in consideration for the merger of KruseCom;

h)	Effects of fresh-start accounting;

i)	New shares to existing QSGI shareholders.

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

All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control.  These factors include:

●	Our growth strategies;

●	Anticipated trends in our business and demographics;

●	Our ability to successfully integrate the business operations of recently acquired companies; and

●	Regulatory, competitive or other economic influences.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are organized with a small senior management team. If we were to lose the services of one of the following members of our management team, our overall operations could be adversely affected. We consider our key individuals as of this filing to be:

●	Marc Sherman, Chairman, Chief Executive Officer, Director

●	David Meynarez, Chief Financial Officer, Treasurer, Director

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

QSGI INC. Inc. (Registrant)
Dated: August 26, 2014	By:	/s/ Marc Sherman
Marc Sherman
Chairman of the Board and Chief Executive Officer

List Of Exhibits

Exhibit Number	Description

2.1	Agreement and plan of Merger by and among Windsortech, Inc., Qualtech International Corporation and Qualtech Service Group, Inc. dated May 1, 2004.
3.1	Certificate of Amendment of Certificate of Incorporation of WindsorTech, Inc. **
3.2	Amended and Restated ByLaws of WindsorTech, Inc. (Incorporated herein reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
3.3	Action by Consent in Writing of a Majority of Stockholders dated May 19, 2004 concerning Amended and Restated By Laws.
3.4	Action by Consent in Writing of a Majority of Stockholders dated September 17, 2004 increasing the number of shares of the Corporation
4.1	Specimen Common Stock Certificate of WindsorTech, Inc. (Incorporated herein reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
4.2***	Form of Stock Purchase Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.3***	Form of Registration Rights Agreements with Barron Partners, L.P., Guerrilla Capital, and Odin Partners et al. dated May 26, 2004.
4.4***	Form of Common Stock Purchase Warrant at $1.50 per share dated May 28, 2004.
4.5***	Form of Common Stock Purchase Warrant at $3.60 per share dated May 28, 2004
4.6	Form of Registration Rights Agreement with Joel Owens and Jolene Owens dated May 1, 2004.
10.1*	Employment and Non-Compete Agreement – Edward L. Cummings **
10.2*	Employment and Non-Compete Agreement – David A. Loppert **
10.3*	Employment and Non-Compete Agreement – Carl C. Saracino **
10.4*	Employment and Non-Compete Agreement – Michael P. Sheerr **
10.5*	Employment and Non-Compete Agreement – Marc Sherman **
10.6*	2002 Flexible Stock Plan (Incorporated herein reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on April 16, 2002 (Commission file number 000-07539)).
10.7	Lease Agreement (Incorporated herein reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2002 (Commission file number 000-07539)).
10.8	Employment and Non-Compete Agreement – Joel Owens
10.9**	Employment and Non-Compete Agreement – Seth A. Grossman
10.10**	Credit Agreement by and among Windsortech, Inc., Qualtech International Corporation, Qualtech Services Corporation and Fifth Third Bank.
16.1	Letter from Milton Reece, CPA (“Reece”) concurring with the statements made by the Registrant in the Current Report on Form 8-K reporting Reece’s resignation as the Registrant’s principal accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2002 (Commission file number 000-07539)).
31.1***	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

**	Incorporated herein by reference to the same numbered exhibit in the Registrant’s Transition Report on Form 10-KSB filed with the Commission on April 1, 2002 (Commission file number 000-07539).

***	Attached hereto.

There are no other documents required to be filed as an Exhibit as required by Item 601 of Regulation S-K.

